Form 10-K
period 2013-12-31
Wowio, Inc.
filed 2014-04-11
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 333-184529

Wowio, Inc.

(Exact name of registrant as specified in its charter)

Texas	27-2908187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 North Doheny Drive

West Hollywood, California 90069

(Address of principal executive offices)

(310) 807-8181

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. [  ] Yes [X] No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

As of June 30, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $2.00 per share was approximately $26,984,960. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 11, 2014 was 23,563,303.

DOCUMENTS INCORPORATED BY REFERENCE – None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. The forward-looking statements in this report reflect our current views with respect to future events and financial performance. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” and similar expressions are generally intended to identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Any forward-looking statement is not a guarantee of future performance.

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to those items shown under “Item 1A. Risk Factors.” You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

WOWIO, Inc. (“WOWIO” or “the Company”) is a Los Angeles-based digital media company with an eBook distribution platform that gives the Company a competitive position in the $40 billion global eBook market. The Company owns a proprietary patent that provides for the specific process for inserting ads into eBooks while adding both personalization and an anti-theft identifier, positioning WOWIO as a participant in the growing eBook distribution arena. In addition to ownership of this patent, the Company has completed the development of a mobile application (“mobile app”) that will allow for the insertion of mobile ads in eBooks read on a mobile device. The Company is currently in the early stages of development of a mobile advertising network that will give WOWIO additional proprietary technology and a unique vertically integrated technology solution that will generate revenues for the company through ad-subsidized eBooks.

In 2010, we broadened our operational focus beyond just the eBook distribution platform to include the services of a digital media studio, which we have rebranded to potential business partners as “StudioW.” To that end, that same year, the Company acquired a library of original material in the form of manuscripts, novels, screenplays, comic books and graphic novels that can be distributed as eBooks, across other digital media platforms (some of which are also proprietary to the Company) and into traditional media outlets such as film and television. This provides an advantage for WOWIO as it can create media distribution campaigns for Company-owned content across multiple digital platforms, with a specific focus on the convergence of digital and mobile advertising with digital media.

In October 2012, the Company formed a digital publishing entity, Carthay Circle Publishing, Inc. (“Carthay”), in order to identify and acquire additional unpublished content for exploitation and “brand-building” across the digital and traditional media landscape.

History

WOWIO was founded in 2005 as WOWIO, LLC, a Pennsylvania limited liability company (“WOWIO Penn”), operating as an eBook store using the website, www.wowio.com. On July 15, 2008, Platinum Studios, Inc. (“Platinum”) purchased 100% of the membership interests of WOWIO Penn. On June 11, 2009, Brian Altounian, then President of Platinum, formed Alliance Acquisitions, Inc., a Nevada corporation (“Alliance”). On June 29, 2009, Alliance formed WOWIO, LLC, a Texas limited liability company (“WOWIO Texas”), which was owned jointly by Alliance and Brian Altounian. On June 30, 2009, WOWIO Texas purchased from Platinum 100% of the membership interests of WOWIO Penn, and thereby, all assets, technology, patent claims, and business of WOWIO Penn. On June 16, 2010, WOWIO Texas was incorporated, and formally converted from a limited liability company into WOWIO, Inc., a Texas corporation. In March 2012, the Company filed a dba as “StudioW” to reflect the expanded operations. On October 2, 2012, Carthay was incorporated in the state of Delaware as a wholly-owned subsidiary of WOWIO.

WOWIO began as a web-based eBook store in 2005, and was re-launched in early 2010 with a new design and business model geared toward generating revenue through advertising opportunities. In 2010, we acquired a library of comic books, novels, graphic novels, and screenplays to distribute on our eBook platform as well as to market and promote across other web properties that we also acquired and built in 2010. That same year, we were granted a patent that allows for the insertion of specifically targeted advertising into eBooks, which we believe could deliver a new revenue stream for eBook publishers and authors. The scope of our patent covers (i) two methods for providing individuals with a plurality of electronic books containing targeted advertising; and (ii) an apparatus for providing one or more subscribers with a plurality of electronic books containing specifically targeted advertising. We believe that our patent may also provide us with a competitive advantage in the eBook distribution market. We have seen competitors use advertising as “screen savers” on proprietary devices and others that have inserted ads in the “bottom third of the screen”, unrelated to the content contained in the eBook and also without reference to the demographic profile of the reader. Those options fall outside the purview of our patent. We are not aware of competitors using other methods of incorporating advertising around the eBook digital reading experience. We broadened our operational focus to include the services of a digital media studio, which we have rebranded to potential business partners as StudioW. In October 2012, the Company formed a digital publishing entity, Carthay in order to identify and acquire additional unpublished content for exploitation and “brand-building” across the digital and traditional media landscape.

The Business

Through wowio.com, we currently distribute both company-owned and third party-owned eBooks and eComics, generating revenues through eBook and eComics sales transactions. Approximately 87% of the content we distribute through wowio.com is owned by third parties. We also currently generate revenues through the insertion of advertising in eBooks. To date, these advertising campaigns have not fully utilized our proprietary patented technology, but we anticipate such use in the immediate future. We also currently generate revenues through online advertising on the wowio.com website.

We intend to generate revenues from our mobile app through the insertion of advertising into eBooks through our own proprietary mobile ad network that we are currently developing. By creating our own ad network, we will be able to retain a higher percentage of revenue than if we used a third-party ad network for the delivery of ads. We also intend to generate revenues by securing corporate branding and sponsorships on mobile devices where our app will be embedded for users to access. We anticipate offering the app to users for free to access the ad-supported content. In addition, we plan to charge a subscription fee for users who do not want to see ads in their eBooks and by offering two different price points: $4.99/month for users to get up to 5 free eBooks without ads and $19.99/month for an unlimited amount of ebooks.

Through StudioW, we create and produce our own content such as online videos, generating revenues through pre-roll video ads and additional online advertising on our content-oriented websites TheDuck Webcomics, PopGalaxy and our branded YouTube channels. Through Carthay we intend to publish our own library of material as eBooks and eComics, which we will distribute on our own wowio.com site as well as distribute through other eBook distribution platforms, generating revenues through eBook sales transactions. We intend for approximately 50% of the content from Carthay to be original material created by the Company and approximately 50% to be from third parties. In addition to generating revenues through eBook/eComics sales, we intend to license our content library for exploitation across traditional media outlets such as film and television. We intend to license our patent to other eBook distribution platforms, though we have not yet begun to do so.

Through Carthay, we expect to see increased revenues as we anticipate higher revenue participation as a cross-media publishing entity, earning 30-90% of revenues generated from sales of eBooks, audio books and print books as well the possibility of content license fees for other media exploitation such as film, television and video games among others. Going forward Carthay will enter an arrangement with the Company to sell the books it publishes and also make them available for advertising campaigns. We also intend to seek arrangements with other sites such as Amazon, iTunes, Google and Barnes & Noble to sell the books published by Carthay. This is a distinctive difference from the activities and related revenue streams of a pure distribution platform such as wowio.com that generates revenues from advertising dollars based on traffic and only 10-30% of the retail price for each eBook.

The digital platform has expanded the global reach for content providers, and content consumers now have access to entertainment choices that they did not have previously. We believe this has the potential to create an expansive and instant cultural exchange. We believe, based on this digital platform, content creators can reach their targeted consumers directly and with greater immediacy than ever before. With social media platforms, the spontaneity and viral reach of the message, the book, the video or the brand can be global nearly overnight. We believe that our proprietary patent, which allows for the insertion of specifically targeted advertising into eBooks, enables at no or substantially reduced costs the delivery of content to the consumer. Over the last few years, as users turn from their desktops to their handheld and mobile devices for their online experience, the digital platform has been expanded into the mobile space and mobile ad spending has risen dramatically, according to research firm eMarketer. We will seek to take advantage of this shift by delivering ads via our own mobile ad network, utilizing our proprietary patent, to generate revenues through the downloading of eBooks on our own mobile app.

All eBooks provided by our third party publishing partners are offered to consumers for free when the eBook is subject to an advertising campaign. If eBook-sponsorship ad campaigns are not available for any reason, the eBooks are then offered to the consumer at a retail price selected by the publisher. With the expansion into the mobile platform, we will expand our offering to include a subscription model that will allow the users to have access to a certain amount of eBooks every month by paying the monthly subscription fee. Of the approximately 6,800 total number of eBooks offered on the wowio.com site, about 800 are owned by the Company and over 6,000 are from publishers who have entered into distribution arrangements with the Company, which makes these titles available for free or reduced prices and eligible for advertising campaigns. (Of these 6,000 eBooks, approximately 30 are currently covered by advertising campaigns and the remainder are offered to the consumer at a price selected by the publisher). As the number of successful ad campaigns increases, the Company hopes to increase the number of eBooks eligible for and covered by continued advertising programs. We offer advertisers opportunities to market across all of our websites to consolidated and engaged web-communities in specified demographics.

The Company also distributes content across its own websites, (including www.wowio.com, www.theduckwebcomics.com and www.popgalaxy.com) and on company-branded YouTube Channels, Facebook pages and Twitter accounts as well as on its partner properties, social media and various web and mobile technologies. WOWIO’s management has a history in the entertainment industry, eBook distribution and previous experience in the comic book development and production industry, which we believe allows our management to access content creators, content libraries, and various distribution avenues. The Company’s revenues are currently generated through the sale of eBooks and advertising. The Company intends to generate future revenue by licensing both its patent rights and its creative intellectual property.

We launched the Carthay website in December 2012. We expect to re-launch a multi-channel eBook delivery platform in a newly-designed wowio.com site as an extension of our mobile app platform during 2014. With this combined mobile and online website, we expect to increase online visibility by connecting to other related sites through Application Programming Interfaces (APIs) that will allow us to engage with the audience of partner sites. With a broader audience reach and more attractive product offering, our goal is to increase our revenues through increased sales of eBooks and ad revenues generated from the expected higher traffic. We anticipate the cost to re-launch this site to be approximately $250,000 and we have engaged Akyumen Technologies to deliver a website capable of delivering content across a number of platforms. Subject to obtaining needed capital, we anticipate the re-launch of the site will be completed in the second quarter of 2014.

The Industry

Over the last decade, the Internet has challenged traditional media business models by reshaping how content is consumed, created, distributed and monetized. We believe consumers today spend more of their time online, venturing beyond major Internet portals and visiting an increasing number of websites to find specific content for their personal needs and interests. In addition, consumers are changing the way they discover content online, primarily through advancements in web search technology and the popularity of social media. However, we believe consumers are often unable to find the precise content that they are seeking because the demand for highly specific, pertinent information outpaces the supply of thoughtfully researched, trusted content.

The increased specificity of consumer demand for online content strains many existing content creation business models. Traditional models focus on producing content with sufficiently broad audiences to justify elevated production costs. This traditional approach is less effective for fulfilling at scale the increasingly fragmenting consumer demand for content. Meanwhile, the widespread adoption of social media and other publishing tools has enabled a large number of individuals to more easily create and publish content on the internet. However, the difficulty in constructing profitable business models has limited such individual endeavors largely to bloggers and passionate enthusiasts who, while often knowledgeable, may lack recognized credibility, production scale and broad distribution and monetization capabilities.

The demand for highly specific content also presents new opportunities for advertisers seeking to effectively reach targeted audiences. Finding better ways to reach this fragmented consumer base remains a priority for advertisers, a trend that is likely to accelerate as online advertising growth outpaces that of offline advertising growth, and as advertising dollars follow audiences from offline to online media. Online advertising in the United States is projected to grow from $76.9 billion in 2014 to $132.4 billion in 2015, growing its share of the total advertising industry from 16.1% to 23.4%, second only to television, according to ZenithOptimedia. Added to this complex new advertising landscape, Gartner now projects that global mobile advertising revenue will grow from $13.1 billion in 2013 to $41.9 billion by 2017, presenting one of the fastest growing sectors in advertising.

These trends present new and complex challenges for consuming, creating, distributing and monetizing online content that traditional and even new online business models have struggled to address. These challenges have had a profound impact on consumers, content creators, website publishers and advertisers who are in need of a solution that connects this disparate media ecosystem.

WOWIO operates in the electronic distribution of digital content. This includes written works including novels, an advertising brand, a screenplay, and games or video. StudioW utilizes a brand strategy approach to content, which includes the development of a broad array of product lines and formats. Consumers of digital content (readers, watchers, listeners, gamers) have now also become creators of content (writers, artists, app developers, producers). For example, 99% of the content on our website The Duck is supplied by the user community. Traditional media outlets, such as radio, television and film, have evolved to integrate the online experience, and the business models are evolving as well.

The business goals of StudioW and our consumer-facing properties, wowio.com, The Duck, Carthay, and POP Galaxy, are to increase audience size and procure greater market share in the acquisition, creation, distribution and monetization of traditional content including films, television shows, and books and digital content such as eBooks, eComics, graphic novels, online video content, casual games, apps and enhanced and blended media formats.

Traditional media creators have generally focused on a primary distribution window with subsequent distribution in secondary outlets. Our strategy allows us to work around the limitations of this model’s short time frames and high marketing costs. StudioW utilizes a multi-window, day/date release strategy, giving the consumer repeated, overlapping opportunities to discover the content, thus building a “relationship” with the story, the characters, the universe or the brand.

WOWIO/StudioW intends to expand its business through the acquisition of creative properties, the establishment of business to business partnerships and the development of its consumer facing brands that will provide enhanced distribution platforms for creators, target monetization pathways for advertisers, and provide a unique user experience for audiences. For example, we intend to increase the advertising sales staff for wowio.com to increase our advertising campaigns in eBooks and also hire a publisher relations specialist to support our current publishers and also solicit additional publishers to enter into distribution arrangements.

We believe WOWIO/StudioW has access to creators, content libraries, and various distribution avenues, through its connections in the entertainment industry, which provides an opportunity and monetization path for us to become an entertainment studio that will focus on digital media across platforms and business units within the organization and can take advantage of a mobile distribution pathway, supported by the largest-growing sector in the advertising industry.

WOWIO Products and Proprietary Technology

Wowio, doing business as StudioW, utilizes a blend of technologies, licensing, acquisitions, B2B services, consumer-facing brands and websites to accomplish the development, production, distribution and monetization of digital media across multiple platforms. The company is developing intellectual property (“IP”) across its family of brands, ranging from content libraries to technology.

StudioW-owned digital distribution channels

WOWIO.com (eBooks, eComics and audiobook storefront)

Wowio.com is an online source for eBooks and eComics with available media content in a device-agnostic format. WOWIO currently offers eBooks and digital content with a proprietary, patented advantage of allowing a “sponsor” to pay for the eBook content and providing the product to the consumer for no cost. Key to our distribution strategy, this advertising component removes the barrier for the consumer to become familiar with new content while allowing the sponsor to build a brand.

WOWIO owns a library of books and generates income from the retail purchases. We typically sell eBooks for $0.99 each. Approximately 87% of the content we distribute through wowio.com is owned by third parties. Digital content and eBooks provided by third party publishers are offered to consumers for free when advertising campaigns are available. If the eBook or digital content does not contain an advertising campaign, then the eBook is offered to the consumer at a retail price selected by the publisher and the Company receives an allowance for credit card processing charges, for which we hold back approximately 10% of the retail price. When there is an advertising campaign, we charge the sponsorship advertiser between $1.00 and $3.00 a book and we pay the publisher $0.25 - $0.50 per book depending on the length and we keep the remaining portion. The advertising revenue model will differ slightly when a consumer downloads an eBook from our mobile storefront, where we expect the per-book yield to be slightly lower and the corresponding royalty payment to each publisher will also be reduced but we expect the download volume to increase due to a large number of mobile devices available to consumers.

Ebook sponsorship ad campaigns are ads inserted into eBooks. To date, these advertising campaigns have not utilized our proprietary patented technology, but we anticipate such use in the future. Currently, advertising campaigns are represented as book “sponsorships” where the ad is presented in the eBook as a digital book cover. These ads are the first two pages of the book and the last page in the file. The digital book covers are personalized with the reader’s name (which the reader has provided to the Company by registering with us to use the site) and include hyperlink connections to the advertiser’s website as well as static copy. This personalization makes every eBook downloaded a unique and original file. The full use of the patent will include this personalization but the selection of the advertisement will be dependent on and matched to the specific user profile of the reader such that all ads will be unique to the reader, will be placed at various locations within the eBook in addition to the front and back eBook cover and will match the reader’s preferences, profile, online behavior, or other unique identifying characteristics.

We intend to rebuild and expand wowio.com to have multi-platform distribution capabilities, which would allow us to create a better user experience that allows the users to more easily select their output format, expedite the download process and streamline the purchase procedure. Also, we intend to improve the demographic profile questionnaire, which will provide better granularity for matching reader profiles to advertising campaigns and we intend to implement behavior-tracking software to match advertising to a user’s online activity. Management believes the site improvements will also provide a better back-end experience for publishers and administration with better reporting functionality and allow for more targeted advertising placement within the eBooks. Finally, we have developed additional technology within this expansion to accommodate app development that will provide for mobile access to the site and its contents. We estimate the cost to expand the wowio.com website will be approximately $250,000 and, subject to obtaining needed capital, we expect to launch this mobile storefront in the second quarter of 2014.

The Duck (social media webcomic hosting site)

With nearly 15,000,000 monthly page views and over 20,000 webcomics, The Duck is an online community for amateur webcomic creators and fans. The Duck provides a forum to create, share and monetize digital content, utilizing social network and technology services and forums for the artist community and growing fan base. Advertisers buy ad placements on this website for a specified period of time and WOWIO provides the advertising code. Approximately 99% of the content of The Duck is supplied by the user community. We intend to expand the advertising sales staff for this website which we estimate will cost about $50,000 per year for added personnel, $24,000 per year for added marketing expenses and technology maintenance costs of approximately $10,000 per year. We expect to launch the mobile portal to The Duck in the second quarter of 2014. By utilizing a proprietary advertising network, we intend to expand our mobile advertising revenues on The Duck.

POP Galaxy (branded digital content channel)

Launched during the 2010 International ComicCon in San Diego, POP Galaxy is a digital television and on-demand video distribution channel for original and acquired IP, serving also as a marketing, traffic and branding vehicle for other StudioW business units. Approximately 95% of the content on Pop Galaxy is created by WOWIO. Original programming covers areas such as entertainment, pop culture, comics, books, blogs, authors, publishers, partners, celebrities, gossip, and the news. We intend to add production personnel to support creation of our content and additional marketing personnel. To facilitate future production of our content we intend to hire a site manager who will oversee the original content creation, identifying the web series material that support titles produced from Carthay Circle Publishing or that are a part of our ongoing web series. Once the material is identified, it is scheduled for production, script writing and filming. We estimate the costs to expand our content are approximately $500,000/year for increased personnel, $50,000/year for increased marketing and $10,000/year for technology costs.

Patents and other IP

WOWIO, INC. has patented technology (U.S. Patent No. 7,848,951) for the placement of advertising within the framework of eBooks. The patent was granted by the U.S. Patent and Trademark Office on December 7, 2010 and will expire on December 7, 2030. The patent generally relates to a method and apparatus for providing specifically targeted advertisements and preventing various forms of advertising fraud in electronic books. The scope of our patent covers (i) two methods for providing individuals with a plurality of electronic books containing targeted advertising; and (ii) an apparatus for providing one or more subscribers with a plurality of electronic books containing specifically targeted advertising. The patent covers a method of advertising performed by computer-based apparatus that inserts selected advertisements into an electronic book such that it does not contain the same advertising in the same location of the electronic book as any other electronic book previously provided to a subscriber thereby identifying a unique first electronic book. By creating electronic books with unique advertisements and/or placements of ads in a particular electronic book for a subscriber, advertising fraud, manipulation of copyrighted content and improper or unwanted dissemination of the electronic book by a subscriber or others can be prevented and/or controlled.

By successfully securing this patent, the Company has begun to establish charter advertising programs and generate eBook sales revenues while also creating broader advertising opportunities in the digital media space. The Company can place advertising across brands, sites and platforms to maximize revenues. We plan to actively utilize this patent through charter advertising programs such as free or discounted book downloads to consumers (book sponsorship) offered on WOWIO.com.

By securing continuation applications on the issued patent and by developing additional intellectual property on other platforms such as mobile, as well as procuring licensing opportunities for this exclusive right, the Company believes it has created a barrier to entry for advertising sales revenues within eBooks by industry competitors such as Amazon and Google. We have seen competitors use advertising as “screen savers” on proprietary devices and others that have inserted ads in the “bottom third of the screen”, unrelated to the content contained in the eBook and also without reference to the demographic profile of the reader. Those options fall outside the purview of our patent. Other methods may exist for competitors but are not known to us at this time. The Company feels its patent and the rights granted therein provide a strong competitive advantage in the eBook distribution industry.

The Company also has other copyrights in connection with the content that it develops or trademark protection as applicable. The Company also owns twelve domain names in connection with its various websites.

Publishing

Carthay Circle Publishing, Inc. (publishing label)

Carthay was created as a publishing label that can represent authors and original content with full-service publishing support to take advantage of the Company’s distribution platforms. An integral part of the digital media distribution platform, Carthay identifies new and original content that it develops for multiple modes of digital and traditional media production and distribution. Carthay launched its first title, ABOVE, as an eBook across all platforms including wowio.com and developed other material across other StudioW outlets. Carthay will be launching additional titles, including a 4-book comic series entitled WILDFIRE with partner Top Cow Productions in June 2014. Carthay will enter an arrangement with the Company to sell the books it publishes on the Wowio.com online and mobile platforms and also make those titles available for advertising campaigns. We also intend to seek arrangements with other sites such as Amazon, iTunes, Google and Barnes & Noble to sell the books published by Carthay.

SpaceDog Entertainment (content library)

The Company owns a library of over 80 comic book and graphic novel properties that will be developed as feature films and television projects, original novels, graphic novels, and animated and live action direct-to-web videos. The SpaceDog library of stories told through comic books, graphic novels, screenplays and books, highlights storytelling that is relatable and grounded. StudioW acquired this library in May 2010 to develop the various titles for digital media and traditional media production and distribution. A selection of SpaceDog comic book titles are currently available for download on WOWIO. All future titles published out of this library will bear the Carthay label.

Custom Publishing (publishing/marketing opportunities)

CauseBooks. CauseBooks is an innovative digital marketing opportunity that leverages the power of celebrity and the expanding popularity of eBooks to inspire consumers to support a worthy cause. Brand sponsors can become part of the editorial and promotional experience. With the CauseBooks campaign, our management team identifies: 1) an eBook; 2) a social cause; 3) a celebrity with a large Twitter/Facebook following and 4) an advertising sponsor. An example of a typical campaign looks this way: 1) a celebrity promotes on Twitter and Facebook about a chosen sponsor that sponsors a number of downloads of free eBooks in support of the selected social cause/charity; 2) the consumer downloads the eBook that contains web links to the sponsor and charity websites; and 3) the sponsor pays approximately $3 per download of the selected eBook and promotes the charity, providing additional marketing to the overall campaign. Of the sponsorship, approximately 50% goes directly to the charity and WOWIO earns approximately 17-22% of the download fee. The Company has completed a prototype campaign and expects to hire a sales team to secure additional campaigns, the result of which we believe will lead to higher revenues and marketing/promotional support for the Company.

StarTales. StarTales is an app-based program where users engage with a celebrity in a creative environment to create a short story or novella. In this program, the Company identifies a number of celebrity collaborators who will write the first chapter or the start of a short story and users, individually, will finish the story. The Company and the celebrity will select the “winning” story and will publish the title, giving a “written by” title to the celebrity and the co-writer, selling the title for $0.99 with a portion going to a charity. This creates a high value marketing/promotional opportunity for the company with a number of high-profile celebrities participating to promote creative writing and storytelling. StarTales is a cost-effective way to enhance celebrity activation and consumer engagement.

Additional In-House Application and Platform Development

Led by our in-house team, we will oversee the creation of custom book and game apps to provide an additional window of exploitation for content. Additionally, we have created a number of revolutionary digital formats, which will be utilized as launching platforms for our content and partner content, and licensed to third parties:

●	StoryMax provides proprietary blended media experiences to brands, studios and audiences consuming content across digital devices and convergence; and

●	Our proprietary PanelFlow technology provides a must-have tool set for the creation, publishing and distribution of eBooks and eComics across the digital landscape; and

●	Mobile app and online game development will also expand the reach of each proprietary title and provide an additional engagement opportunity for our audience.

The Company is a content owner as well as a content creator. Through Carthay Circle Publishing we intend to expand our WOWIO-created content and increase our opportunities to share in sale revenues as a publisher and distribute the digital, audio and print versions of our properties. With our proprietary library of comics, graphic novels and originally developed content, we expect to be able to monetize content through licensing fees, via strategic partnerships, or across our own distribution platforms giving us the ability to generate future revenue across a broad product base.

The cross-platform distribution of digital content such as eBooks, eComics, graphic novels and branded digital content channels will be critical to the expansion of the WOWIO user experience, site traffic volume, and repeat and recurring customer base. We have pursued the acquisition of content through artists, content creators, and licensing and distribution partnerships. We will continue to seek out acquisition opportunities including additional content offerings that appeal to users and advertisers, creating licensing and merchandising revenues for content creators such as artists and authors across our digital distribution network.

These sources will provide a forum for the cross-platform distribution, audience capture and ongoing monetization of digital media content. All of these proposed activities have been developed and established over the course of the last three years. The Company needs to hire a team to be able to execute on all of these initiatives. The Company anticipates that it will need to hire approximately 7-10 new employees, with expertise in technology development, sales, marketing, content development and publisher relations, over the course of the next 12 months.

Market Segments

We believe our research indicates that advertisers are recognizing the appeal of the broad-spectrum approach, realizing the need to create an affinity with their “audience” that goes beyond the traditional ad buy.

In addition to inserting ads into eBooks, the Company can also place advertising across brands, sites and platforms to maximize revenues. The Company has established a number of charter advertising programs and eBook sales revenues with high-profile ad partners including ABC-TV, Maxim Magazine, Fandango, DirecTV, Mutual of Omaha, among others. Over the past three years, advertising, within eBooks and across websites has accounted for about 64% of our net revenue. The majority of our advertising revenue to date is from advertisements on our websites. Website or online advertising, consisting of a blended mix of advertising units as described below, accounts for approximately 57% of net revenues since inception, while eBook ad sponsorships accounted for approximately 7%.

Advertisements that appear on the website are separate revenue streams and are not related to the insertion of ads into eBooks. There have been occasions where an advertiser has requested category-specific ads to appear on the website as well as within the eBooks in a particular category. For example, Adam & Eve received one month of advertising placement on the “Romance” category on the website as part of a larger eBook sponsorship campaign in addition to ads within the eBooks in that category as sponsorships as described above. Generally, however, website advertising revenues are generated from more traditional web advertising networks such as Gorilla Nation, Burst Media and other network ad providers placing ads on webpages independent of the content.

Examples of online advertising include remnant banner advertising, direct banner advertising, sponsorship banner advertising, video advertising, as well as search engine results pages, blogs, rich media ads, social network advertising, interstitial ads, online classified advertising, email marketing and others. A 3rd party ad service provider, also called a “network ad server”, delivers many of these types of ads. The Company currently works with a number of ad servers and they offer a blended mix of advertising units. However, WOWIO is in the process of developing and building its own proprietary ad network to generate the most beneficial ad revenues. The Company does not delineate each advertising unit as a separate revenue stream, opting instead to group all of these forms of revenues together under “Website Advertising” in the StudioW division. A description of advertising is included below to provide an understanding of the difference between reach, goal, pricing and formats among and between the various ad units utilized to date.

Remnant Banner Advertising

This type of advertising runs 100% of the inventory of the sites with no end date, nor impression goal. The very name of remnant deems these types of advertisers to have no care to be targeted and thus the cost per thousand impressions (“CPM”) usually starts very low and is found to be on average $0.50/CPM. If the click-thru ratio does show to be higher than the national average, the CPM can climb as high as $2/CPM. The Company has advertising partners in the network affiliate industry that provide remnant banner ads on all of our websites. We expect revenue from these sources to increase with an increase in traffic on our websites.

Direct Banner Advertising

Revenue generation from direct advertising is considered the upper echelon of online advertising. This type of advertising usually runs for short periods of time into the rotation of remnant advertising with specific targeting (geographical, age, gender, and venue), limited impressions and specific hours and days to run (time/day parting) during the week to maximize click-thru rates. With these exceptions, the CPM usually starts in the $5 range. The opportunity for increased advertising in this category is dependent upon increased website traffic and is established solely by our advertising partners, depending on advertiser availability and demographic targeting. We believe our plans for increased marketing and promotion will help increase traffic on our websites, which may increase our revenues from direct banner advertising.

Sponsorship Banner Advertising

Unlike direct advertising, sponsorship advertising buys out the entire site for specific periods of time for one cost. Depending on the traffic numbers and the Comscore/Nielsen ratings sponsorship advertising can buy out a whole site for 24 hours for as high as $10,000. The Company has secured direct advertising campaigns over the last three years, providing “site takeover” and “category sponsorship” opportunities to advertisers. The Company intends to increase these advertising opportunities by reaching out to more advertisers after hiring new sales staff.

Video Advertising

Every video that is shown on the site can be monetized by running pre-rolls, mid-rolls, and post-rolls along with overlays, which are sponsored texts that appear on the bottom of the video. Video advertisers, like traditional banner advertisers, have remnant and direct deals that are similar to banner advertisers. Costs per thousand impressions (“CPM”) for remnant deals usually start around $5/CPM and direct deals start much higher around $15/CPM. Video ads are embedded in video segments across our websites and are an opportunity for us to increase our revenues. We believe increased traffic on our websites will lead to increased revenues from video advertising.

eBook Advertising

CPM or sponsorship rates will apply as we move forward with advertising on eBooks. Currently advertisers are viewing these buys as CPMs, which will come in at direct rates. We will also broaden our relationships with advertising agencies and brands to create custom “branded entertainment” properties. As advertising is integrated into the content experience, we are sensitive to developing effective methods of incorporating brand messages into content while engaging the sponsor’s target audience.

Competition

WOWIO operates in the eBook and the digital media advertising market space. This market is fragmented and highly competitive and includes a variety of companies many of which are larger, more established, better funded and possess experienced management. All of the companies in this market compete for the time and attention of readers, viewers, and users principally on the basis of content, quality of service and price. We compete for advertisers in our markets with a variety of companies. Many of these sources of competition emanate from outside the geographic boundaries of a particular market and use technologies that are evolving quite rapidly.

The market for publishing services and related services is also highly competitive, fragmented and intense. The principal competitive criteria for the publishing industry are the following: product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, digital availability of published products, and timely delivery of products to customers.

Market characteristics for the electronic publishing and distribution industry are continuing to evolve, with the following considerations:

Cloud-based Access - The requirements for the cloud are rapidly redefining the electronic publishing and distribution sector. There are several characteristics which make the electronic development and distribution of media properties unique and competitive, as follows:

●	Collaboration. Enabling all participants in the composition and production process to work together, seamlessly, from anywhere in the world. This collaboration enables authors and publishers to work with the highest quality people to provide the highest quality content both of which contribute to stronger recognition, sales and reader satisfaction;

●	Discovery. When developed and delivered in the cloud, the more easily a media property can be indexed and cataloged, the more effectively it can be found, evaluated and acquired or recommended. When media properties are available in the cloud, either in part or in whole, discovery can extend beyond traditional retailers and reach broader potential audiences and expand control and engagement to the author;

●	Distribution. Media properties are no longer confined to a particular geography or a limited set of retailers. The best works by the best authors will be available around the world, accessible instantly by the widest possible audience. This will increase the competition for readers attention and money as well. Improved quality of content and eBook “files”, and the availability of metadata through search and social channels and a holistic embrace of the cloud to support and author-to-reader engagement are believed to be important competitive factors. This will be a key to long-term author success as new markets are tapped and new sales opportunities introduced; and

●	Social Network. The digital media platform allows for a connection with the authors to engage with their global audience to achieve their objectives, whatever they may be (e.g. financial success, total readership, etc.).

Readers’ Shorter Attention Spans Require Different Structures - We believe information consumption habits between generations are changing. Shorter attention spans among younger readers are leading to a rise in short-form works. These requirements will be met in a number of ways including social reading / authoring communities (e.g. Wattpad); short-form fiction / non-fiction specialists (e.g. Atavist, Byliner, Kindle Singles) and, perhaps most importantly, segments of longer-form works. The Company believes that capitalizing on shorter attention spans and new book structures are going to be critical to long-term author and publisher success.

Digital Rights Management (“DRM”)- Although a principal consideration in the past, some industry analysts have noted an increased resistance to and dislike for DRM.

We expect competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with our products and services. Our current or future competitors, many of whom have or will have substantially greater financial resources, research and development resources, distribution, marketing, and other capabilities than we have, may apply these resources and capabilities to compete successfully against our products and services.

A number of the markets in which we sell our products and services are also served by technologies that currently are more widely accepted than ours. It is uncertain whether our competitors will be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems. It is also not certain that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results, or financial condition. We do not currently have a significant competitive presence in our markets.

Research and Development

We spent approximately $8,000 in the last two years on research and development, which entailed exploring iOS versions of our system for iPad and iPhone apps, our development of a proof-of-concept project called StoryMaxTM, our development of the CauseBooks campaign, and the development of pitch materials for concepts from our content library. In addition, we expect to spend between $250,000 and $500,000 on R&D expenses over the next 12 to 24 months to expedite the delivery of or mobile storefront and our mobile ad network as well as our custom publishing opportunities. Because a majority of these activities are part of our day-to-day operations and are conducted in-house, the costs related to research and development are not broken out as a separate expense. Research and development costs include an allocation of wages and related employment costs paid to our employees and executives for their time spent on research and development matters.

Government Regulation

All of our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

Moreover, in many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

As of March 31, 2014, we employ 3 full-time employees. We have no labor union contracts and believe relations with our employees are satisfactory.

Recent Developments

On January 21, 2014, the Company effected a one-for-ten reverse split of the Company’s outstanding shares of common stock.

On January 22, 2014, the Company effected a one-for-ten reverse split of the Company’s outstanding shares of Series A Preferred Stock.

All share amounts in this report give retroactive effect to the reverse stock splits unless otherwise indicated.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Relating to Our Business

We have a limited operating history upon which you can base an investment decision.

Although the Company was formed in 2005, it is still a developing business and although it is generating minimal revenue, it is not yet profitable. There can be no assurance at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	our ability to adequately defend and expand our patent portfolio;

●	our ability to raise capital as and when we need it;

●	our ability to continue to develop and extend our brand identity;

●	our ability to anticipate and adapt to a competitive market;

●	our ability to effectively manage expanding operations;

●	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;

●	our ability to produce and maintain high quality media;

●	our dependence upon key personnel;

●	our dependence upon the performance of associated businesses and third parties with whom we may conduct business with or invest.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected. There is no assurance that the Company will ever be profitable.

The report of our independent registered public accounting firm on our 2013 and 2012 consolidated financial statements contains a going concern modification, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern.

We have limited remaining funds to support our operations. We have prepared our consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of our independent registered public accounting firm included in our December 31, 2013 and 2012 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in our independent registered public accounting firm’s report for the years ended December 31, 2013 and 2012 may materially and adversely affect our stock price or our ability to raise new capital.

We incurred a net loss from operations for the last two fiscal years. We cannot assure you that we will ever be profitable.

We incurred a net loss from operations in each of the last two years, $5,387,798 for the year ended December 31, 2012 and $4,305,858 for the year ended December 31, 2013. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The consolidated financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, we may never achieve or sustain profitability.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding debt. In addition, we are currently in default under substantially all of our debt (other than notes issued in August through December 2013, and debt owed to TCA, the maturity of which has been extended pursuant to a settlement agreement between the Company and TCA).

We have a significant amount of indebtedness. As of March 31, 2014 our total debt is approximately $1.4 million, and we have no unused commitments under our credit facility as of that date.

Subject to the limitations contained in the credit agreement governing our credit facility, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

●	making it more difficult for us to satisfy our obligations with respect to the notes, our credit facilities and our other debt;

●	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

●	increasing our vulnerability to general adverse economic and industry conditions;

●	limiting our flexibility in planning for and reacting to changes in the industries in which we compete;

●	placing us at a disadvantage compared to other less leveraged competitors; and

●	increasing our cost of borrowing.

We are currently in default under a certain portion of our debt including notes payable to former employees in the amount of $122,570, notes payable to third parties in the amount of $174,448, and convertible notes in the amount of $200,000. As a result of these defaults, the lenders may commence legal action against us to recover the amounts due. Any such action would require us to curtail or cease operations.

We may not be able to comply with the terms of our settlement agreement with TCA.

On June 14, 2013, TCA filed a complaint against us alleging that the Company defaulted on loan transactions between the Company and TCA, and seeking to foreclose on all of the Company’s assets and money damages in excess of $350,000. Because the Company failed to timely respond to the complaint, on July 24, 2013, a Clerk’s Entry of Default was entered against the Company. Effective November 19, 2013, the Company and TCA entered into a settlement agreement, pursuant to which (i) the Company acknowledged that the aggregate amount it owed to TCA, as of October 24, 2013, was $449,221 (including a $50,000 fee agreed to by the Company in connection with the restructuring), (ii) the Company made a payment of $65,631 against the outstanding balance, (iii) TCA waived the defaults under the loan transaction and extended the due date of the outstanding amounts it is owed to May 19, 2014, and (iv) on November 21, 2013, TCA filed a Motion to Vacate the Clerk’s Entry of Default and the parties filed a Joint Stipulation of Dismissal Without Prejudice. On November 25, 2013, the Court granted TCA’s Motion to Vacate the Clerk’s Entry of Default, the Clerk’s Entry of Default was vacated by the Court, and the action was dismissed without prejudice. See “Legal Proceedings.”

Under our agreement with TCA, we are required to pay 100% of any revenue we receive, and 50% of the proceeds we receive from any sale of equity or debt securities, directly to TCA, until we have repaid our obligations to TCA in full. Accordingly, the amount we will be required to repay on May 19, 2014 will be equal to $385,590 (the balance as of October 24, 2013 of $449,221 less the payment of $65,631 we made upon entering into the settlement agreement), plus interest that will accrue (at the rate of 12% per year) to May 19, 2014 (approximately $26,991), less any amounts we repay in accordance with the requirement noted above that we pay 100% of any revenue we receive, and 50% of the proceeds of any sale of securities, directly to TCA, until we have repaid our obligations to TCA in full. Because we cannot determine the amount of revenue or the amount of proceeds we will receive from the sale of securities prior to May 19, 2014, we cannot presently determine the precise amount we will be required to repay on May 19, 2014. Further, because our revenues to date have not been significant, and in light of the losses we have sustained to date (see “Going Concern” on page 30), we anticipate that we will need to raise additional capital to repay the amount we will owe to TCA on May 19, 2014. There is no assurance such funding will be available on terms acceptable to the Company, or at all. If we fail to repay the amounts we owe to TCA in accordance with the settlement agreement, TCA may obtain a judgment against the Company and foreclose on our assets, in which event we would be required to curtail or cease operations.

We have significant royalty payment obligations related to various acquisition agreements that will reduce our net revenues and profitability going forward.

The Company has outstanding obligations remaining from the initial acquisition agreements of certain properties and owes contingency royalty payments to the sellers. These obligations are paid out of revenues and range from 10% to 100% until the acquisition costs are completed. For Wowio.com, we owe a total of approximately $1.5 million to the seller Platinum Studios, payable as a royalty of 20% of related revenue until all purchase price consideration has been satisfied. After we have completed paying the acquisition balance, we will pay Platinum Studios a royalty of 10% of related revenue in perpetuity. For The Duck Webcomics site, we owe a total of approximately $650,000, including a current payable of $150,000, with the remaining $500,000 payable as a royalty of 10% of related revenue until all purchase price consideration has been satisfied. After we have completed paying the acquisition balance, there will be no further obligation owed on this asset. For the Spacedog library, we will pay a royalty of 100% of related revenue, net of direct expenses, for all Spacedog assets acquired until all purchase price consideration of $500,000 has been satisfied. After we have paid such contingency royalty in full, there will be no further obligation owed on this asset.

We will need additional financing which we may not be able to obtain on acceptable terms. If we are unable to obtain financing as and when we need it, our business and operations may suffer.

A restricting factor on our growth is our limited capitalization, which could impact our ability to execute on our business plans. There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all. our ability to develop our business, fund expansion, develop or enhance products or respond to competitive pressures could suffer if we are unable to raise funds on acceptable terms. This, in turn, would have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

We rely on third parties to provide services to us. If we were to lose the services of these providers, we may not be able to find other providers who are as cost effective. This could harm our business and our results of operations.

We rely on certain technology services provided to us by third parties, and there can be no assurance that these third party service providers will be available to us in the future on acceptable commercial terms or at all. For example, we rely on a cloud-based server service provider to house our distribution platform and our creative IP assets. If we were to lose one or more of these service providers, we may not be able to replace them in a cost effective manner, or at all. This could harm our business and our results of operations.

The competition from providers of similar products and services could materially and adversely affect our revenues and financial condition.

The industry in which we compete is a rapidly evolving, highly competitive and fragmented market, based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future, particularly in the eBook and new media markets. There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in the entertainment, media and communications industries include: effective marketing and sales, brand recognition, product and service quality, product placement and availability, niche marketing and segmentation, features and functionality, costs and available resources, goodwill and name recognition, and value propositions. Many of our competitors are established and profitable, and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships, allowing them to offer alternative products or services at more attractive pricing or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing. We may also have to rely on strategic partnerships for critical branding and relationship leverage; such partnerships may or may not be available, sufficient or successful. We cannot assure that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

There are a substantial number of established and emerging print and digital publishers, film studios, production companies and internet media companies with which we compete directly and indirectly, many of which have significantly greater financial resources, higher revenues, and greater economies of scale than us. We are aware that certain of our competitors may devote substantially more resources to Web site and systems development than we do. While we believe that our patent provides a competitive advantage to building awareness for our properties and a unique and differentiated revenue stream for publishers and content creators, new technologies may be developed in the future or may already be in development, which will compete with our distribution plans. We will attempt to distinguish ourselves from our competitors, but there can be no assurance that we will be able to penetrate the market. We believe that our intellectual property is attractive to an online audience in light of the recent worldwide trend to move publishing from print to electronic media. Nevertheless, there is no assurance that we will compete successfully with existing or future competitors in the film, television, and book publishing industries. If we are not successful in competing with these traditional and established businesses we may be unable to generate any revenues.

Changes in technology may reduce the demand for the products or services we may offer, or may offer following a business combination.

The entertainment, media and communications industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. For example, if there is an advancement in a proprietary format of eBooks, such a change could render our current format(s) obsolete. We cannot assure you that the technologies used by or relied upon or produced by us or produced by a target business with which we may effect a business combination in the future, will not be subject to such occurrence. While we may attempt to adapt and apply our services, or the services provided by a target business, to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful. If we are unable to respond quickly to changes in technology our business may fail. Newer technology may render our technology obsolete which would have a material, adverse affect on our business and results of operations. We may also be required to collaborate with third parties to develop our technology and may not be able to do so on a timely and cost-effective basis, if at all.

We may not be able to successfully implement our business model, which is subject to inherent uncertainties.

A significant portion of our business model is predicated on our ability to produce high quality intellectual property (“IP”) in the form of new media and to control all or substantially all of the rights surrounding our IP to properly monetize and exploit each property in the most appropriate medium. We cannot assure you that we will be successful in both steps of this process. We may not be able to consistently produce enough high quality media to maintain our brand image and develop and retain a loyal customer base, which would adversely affect our ability to generate revenues. There may not be a large enough audience for our IP or the media projects or merchandise based on them, or prospective customers may not agree to pay the prices that we propose to charge. In the event our customers resist paying the prices we set, our business, financial condition, and results of operations will be materially and adversely affected.

We may be unable to adequately protect our IP from infringement by third parties.

Our business plan is significantly dependent upon exploiting our IP, which includes our patent, copyrights on the content we create, trademarks and domain names. There can be no assurance that we will be able to control all of the rights for all of our IP or that some of the rights may not revert to their original owners after the expiration of their respective option periods. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon our IP rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect our IP or successfully prosecute potential infringement of our IP rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our IP rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

Our media might be more expensive to make than we anticipate. We may incur unanticipated cost overruns, which may significantly affect our operations.

Expenses associated with producing our media could increase beyond projected costs because of a range of factors such as an escalation in compensation rates of talent and personnel working on our media or because of creative problems or difficulties with technology and equipment. In addition, unexpected circumstances can cause the production of entertainment media to exceed budget. We may incur substantial cost overruns in the development and enhancement of our digital and other online media and merchandise. If we do not possess enough capital to cover our production and development costs, we may need to seek additional financing or may be unable to produce the quality of media or the number of media projects planned which can have a negative effect on our business operations.

We might be disadvantaged by changes or disruptions in the way online media is distributed.

The distribution of content over the internet is a recent development in the entertainment industry and the manner in which consumers access such content has undergone and may continue to undergo rapid and dramatic changes. Some of the most significant means of distribution such as streaming and embedded video and subscriber-based viewing are recent developments. We cannot provide any assurance that new distribution channels will not be as important and profitable for the industry as today’s channels or that we will successfully exploit any new channels. We can also not provide any assurance that the current distribution channels will maintain their profitability. In addition, internet media and related products are distributed internationally and are subject to risks inherent in international trade including war and acts of terrorism, instability of foreign governments or economies, fluctuating foreign exchange rates and changes in laws and policies affecting the content of internet access and related product merchandising.

Information technology, network and data security risks could harm our business.

Our business faces security risks. With technological advances, the piracy of copyrighted material and related products has increased. Unauthorized and pirated copies of our content will reduce the revenue generated by those films and related products. Our failure to adequately address these risks could have an adverse effect on our business and reputation. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers.

Our media projects might be less successful than we anticipate.

The production and distribution of comic books, graphic novels, online publishing and other entertainment content is an inherently risky business because the revenues we derive and our ability to distribute and license rights to our content depend primarily upon its acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what content will be successful at a certain point in time. In addition, the commercial success of our content also depends upon the quality and acceptance of competing comic books, programming and other entertainment content available or released into the marketplace at or near the same time. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending may also affect the audience for our content. Furthermore, the success of any featured media may impact not only the advertising revenues we receive but also those from other revenue channels, such as subscription-based content and sales of licensed consumer products. A series of poor performances by our featured media may also impact our negotiating strength with distributors and retailers, resulting in less desirable product promotion. Consequently, reduced public acceptance of our entertainment content has the ability to affect all of our revenue streams and would have an adverse effect on our results of operations.

We must respond to and capitalize on rapid changes in consumer behavior resulting from new technologies and distribution platforms in order to remain competitive and exploit new opportunities.

Technology in the online and mobile arenas is changing rapidly. We must adapt to advances in technologies, distribution outlets and content transfer and storage (legally or illegally) to ensure that our content remains desirable and widely available to our audiences while protecting our intellectual property interests. The ability to anticipate and take advantage of new and future sources of revenue from these technological developments will affect our ability to continue to increase our revenue and expand our business. We may not have the right, and may not be able to secure the right, to distribute some of our licensed content across these, or any other, new platforms and must adapt accordingly. Similarly, we also must adapt to changing consumer behavior driven by technological advances such as content-on-demand and a desire for more short form and user-generated and interactive content. These technological advances may impact traditional distribution methods. If we cannot ensure that our content is responsive to the lifestyles of our target audiences and capitalize on technological advances, our revenues will decline which may cause us to curtail operations.

A decline in advertising revenue could cause our total revenue and operating results to decline significantly in any given period or in specific markets.

We anticipate deriving revenues from the sale of advertising on our online media outlets. A decline in advertising expenditures generally or in specific markets could significantly adversely affect our revenues and operating results in any given period. Declines can be caused by the economic prospects or condition of the advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Disasters, acts of terrorism, political uncertainty, hostilities, an economic recession or instability could lead to a reduction in advertising expenditures. Our advertising revenues may also be adversely affected by changes in audience traffic, which advertisers rely upon in making decisions to purchase advertising. A decrease in our advertising revenues will adversely impact our results of operations.

We rely on third-party digital content and applications, which may not be available to the Company on commercially reasonable terms or at all.

We contract with certain third parties to offer their digital content. For example, StudioW’s The Duck website has 99% of its content supplied by third-parties, approximately 50% of the properties developed by Carthay are from third-parties and 87% of eBooks available for sale and distribution on wowio.com are from third-parties. Our licensing arrangements with these third parties do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for us to license their content in the future. Other content owners, providers or distributors may seek to limit our access to, or increase the total cost of, such content. If we are unable to offer a wide variety of content at reasonable prices, its financial condition and operating results may be materially adversely affected.

Government regulation is evolving and unfavorable changes could harm the Company’s business.

We are subject to general business regulations and laws relating to all aspects of our business, including regulations and laws relating to the internet, online commerce, digital content and products. Existing and future laws and regulations and their application and/or enforcement may impede the growth of the internet, digital content distribution or other online services and impact digital content pricing, including requiring modifications or elimination of related pricing models. These regulations and laws may cover taxation, privacy, data protection, pricing, competition and/or antitrust, content, copyrights, distribution, college distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites, the characteristics and quality of products and services and employee benefits (including the costs associated with complying with the Patient Protection and Affordable Care Act). Unfavorable regulatory and legal developments, including among other things the U.S. Department of Justice’s lawsuit against Apple Inc. and certain U.S. publishers for allegedly colluding to raise the price of electronic books and the settlement between the U.S. Department of Justice and certain of the U.S. publishers that were party to that lawsuit, could diminish the demand for our products and services, increase our cost of doing business, decrease our margins and materially adversely impact our results of operations and financial condition.

We may be adversely affected by current or future economic conditions, which could adversely impact the success of our business.

There can be no assurance that consumer spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth. This period of economic instability has been characterized by significantly weak growth of, and even decreases in, consumer spending. While a few parts of the entertainment industry such as movie theaters have demonstrated strong growth, low consumer spending typically affects the entertainment and luxury industries to a greater degree than other markets. A prolonged period of weak consumer spending could adversely affect growth in the entertainment industry as a whole and may cause us to reduce our marketing operations and media production. This could have a material and adverse effect on our business, financial condition, results of operations and cash flows. The continuation or further deterioration of current market conditions could materially and adversely affect our business.

Our management’s relative lack of public company experience could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage.

Some of our officers and directors have limited experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, prospects, results of operations and financial condition. Further, since some of our officers and directors have minimal public company experience, we may have to spend more time and money to comply with legally mandated corporate governance policies than our competitors whose management teams have greater public company experience.

We face various risks as an internet retailer and as a digital retailer.

Business risks related to our online and digital businesses include risks associated with the need to keep pace with rapid technological change, risks associated with the timing of the adoption of new digital products or platforms, internet security risks, risks of system failure or inadequacy, protection of digital rights, supply chain risks, government regulation and legal uncertainties with respect to the internet and digital content, risks related to data privacy and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on our business.

If we do not maintain the continued service of our executive officers and key personnel, our business operations may be affected.

Our success is substantially dependent on the performance of our executive officers and key personnel. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel. Although we believe we will be able to engage qualified personnel for such purposes, an inability to do so could materially and adversely affect our ability to produce, market, sell, develop and enhance our products. The loss of one or more of our key employees or our inability to hire and retain other qualified employees, including but not limited to development staff, business development staff, digital publishing staff and corporate office support staff, could have a materially adverse effect on our business.

We may be required to borrow funds to carry out our business plans, and we may incur liabilities that we might be unable to repay in the future.

We may incur liabilities with affiliated or unaffiliated lenders. We would be required to pay these liabilities regardless of the level of our business or profitability. There is no assurance that we will be able to pay all of our liabilities. We are currently in default under a certain portion of our debt including notes payable to former employees in the amount of $122,570, notes payable to third parties in the amount of $174,448, and convertible notes in the amount of $200,000. As a result of these defaults, the lenders may commence legal action against us to recover the amounts due. Any such action would require us to curtail or cease operations.

We may become involved in litigation, which could have an adverse impact on our business and results of operations.

Because of the nature of our business, there is a risk of litigation from customers, suppliers, employees, partners and others. Litigation can cause us to incur substantial expenses whether or not we prevail, which will add to our costs and may affect the capital available for our operations. An increase in our costs may cause us to increase the prices we charge for our products and subscription-based media, which may lead to our customers to seek alternatives to our products. In such event, our revenues will decrease and we may be forced to curtail our operations.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies (other than smaller reporting companies) that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are also currently able to take advantage of these exemptions as a smaller reporting company. In addition, emerging growth companies are entitled to take advantage of exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. By comparison, smaller reporting companies (unless they are also emerging growth companies) are subject to the requirements of holding nonbinding advisory votes on executive compensation, and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Furthermore, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Risks Relating to Ownership of Our Securities

Our common stock is considered a “penny stock” and will likely continue to be a penny stock in the public market. The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

A market maker has submitted an application on our behalf for quotation of our common stock on the Over-the-Counter Bulletin Board (the “OTCBB”) and the over-the-counter (OTC) marketplace known as the OTCQB. Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934, as amended, and, assuming that a public market for our common stock develops, it will likely continue to be a penny stock. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

The stock market in general has experienced volatility that often has been unrelated to the operating performance of companies. These broad fluctuations may be the result of unscrupulous practices that may adversely affect the price of our stock, regardless of our operating performance.

Investors should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends. Investors seeking cash dividends should not purchase our common stock.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by Texas state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Limitations on claims against our officers and directors, and our obligation to indemnify them, could prevent our recovery for losses caused by them.

The corporation law of Texas allows a Texas corporation to eliminate or limit the liability of its directors to the corporation and its shareholders whenever the director has:

●	acted in good faith,

●	reasonably believed in the case of conduct in the director’s official capacity that the director’s conduct was in the best interests of the corporation and in any other case that the director’s conduct was not opposed to the corporation’s best interests, and

●	in the case of a criminal proceeding, did not have a reasonable cause to believe the director’s conduct was unlawful.

Pursuant to Article Nine of the Certificate of Formation (“Article Nine”) and Section 8.1 of the By-Laws of the Company, we may indemnify an officer or director to the fullest extent permitted under Texas law. Additionally, Article Eleven of the Company’s Certificate of Formation grants the Company the authority to the maximum extent permitted by Texas law to purchase and maintain reasonable insurance, at its expense, to protect itself, the members of the board of directors, and any person who is an officer, employee or agent of the Company from any expense, liability or loss, whether or not the Company would have the power to indemnify such persona against such expense, liability, or loss under Article Nine. Consequently, because of the actions or omissions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons.

The Over-the-Counter Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

A market maker has submitted an application on our behalf to have our common stock quoted on the OTCBB, which is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry. Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB. Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.

We expect volatility in the price of our common stock, which may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention from our day-to-day operations and consume resources, such as cash.

A significant interest in our voting stock is owned by our officers and directors and investors will have little to no voice in our management.

Our officers and directors, in the aggregate, acting together, have the ability to control substantially all matters submitted to our shareholders for approval, including:

●	election of our board of directors;

●	removal of any of our directors;

●	amendment of our certificate of formation and bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

This concentration of ownership means that other shareholders will not have the ability to influence the outcome of shareholder votes.

Provisions of the laws of the State of Texas may have anti-takeover effects that could prevent a change in control even if it might be beneficial to our shareholders.

If we meet the definition of an “issuing public corporation,” provisions of Texas law also may discourage delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline. Under Title 2, Chapter 21, Subchapter M of the Texas Business Organizations Code a Texas issuing public corporation may not engage in specified types of business combinations, including mergers, consolidations and asset sales, with an affiliated shareholder, or an affiliate or associate of an affiliated shareholder, unless:

●	the business combination or the acquisition of shares by the affiliated shareholder was approved by the board of directors of the corporation before the affiliated shareholder became an affiliated shareholder; or

●	the business combination was approved by the affirmative vote of the holders of at least two-thirds of the outstanding voting shares of the corporation not beneficially owned by the affiliated shareholder, at a meeting of shareholders called for that purpose, not less than six months after the affiliated shareholder became an affiliated shareholder.

Under Texas law, a shareholder who beneficially owns more than 20% of our outstanding voting stock or who during the preceding three-year period was the beneficial owner of 20% or more of our outstanding voting stock is an affiliated shareholder. An “issuing public corporation” means a domestic corporation that has: (i) 100 or more shareholders of record as shown by the share transfer records of the corporation; (ii) a class or series of the corporation’s voting shares registered under the Securities Exchange Act of 1934, as amended; or (iii) a class or series of the corporation’s voting shares qualified for trading on a national securities exchange.

Future issuances of additional shares of our common stock will dilute shareholders.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are currently offered. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock.

There is no assurance that shares of our common stock will trade on a public market or will ever trade on a recognized exchange. Therefore you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. Although a market maker has submitted an application on our behalf with FINRA, which operates the OTCBB, there can be no assurance that such an application for quotation on the OTCBB or any other exchange or OTC Market will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate his investment. There can be no assurance that volume, liquidity or a regular trading market for our common stock will develop or that, if developed, will be sustained.

We may raise capital by issuing securities that may result in dilution to our existing shareholders or contain rights, preferences or privileges senior to our common stock. Issuing any such securities may adversely affect the value of your investment.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. Issuing a significant number of shares of common stock or securities that are senior to our common stock could have a material adverse effect on the market price of our common stock and result in a decline in the value of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located at 626 North Doheny Drive, West Hollywood, California 90069, where we sublease approximately 800 square feet of space for administrative, sales and client services personnel on a month-to-month basis. The monthly rent is approximately $2,500.

ITEM 3. LEGAL PROCEEDINGS

On June 14, 2013, TCA Global Credit Master Fund, L.P. (“TCA”) filed a complaint against us and Brian Altounian in the United States District Court for the Southern District of Florida alleging that the Company defaulted on loan transactions (guaranteed by Mr. Altounian) between the Company and TCA, and seeking to foreclose on all of the Company’s assets and money damages in excess of $350,000. Because the Company and Mr. Altounian failed to timely respond to the complaint, on July 24, 2013, a Clerk’s Entry of Default was entered against the Company and Mr. Altounian. On October 14, 2013, TCA filed a Motion for Entry of Default Judgment. On October 29, 2013, the Company and Mr. Altounian filed an Unopposed Motion for Extension of Time to Respond to Motion for Default Final Judgment. On October 30, 2013, the Court granted the Motion, which extended the deadline for the Company and Mr. Altounian to respond to the Motion for Final Default Judgment from October 31, 2013 to November 19, 2013. During this period, the Company and TCA were in negotiations over a restructuring of the loan transaction. On November 19, 2013, the Company and Mr. Altounian filed a Second Unopposed Motion for Extension of Time to Respond to Order to Show Cause Why the Court Should Not Grant Plaintiff’s Motion for Default Final Judgment Pending Settlement. On November 20, 2013, the Court granted the Second Motion, which extended the deadline for the Company and Mr. Altounian to respond to the Motion for Final Default Judgment from November 19, 2013 to December 9, 2013. Effective November 19, 2013, the Company and TCA entered into a settlement agreement, pursuant to which (i) the Company acknowledged that the aggregate amount it owed to TCA, as of October 24, 2013, was $449,221 (including a $50,000 fee agreed to by the Company in connection with the restructuring), (ii) the Company made a payment of $65,631 against the outstanding balance, (iii) TCA waived the defaults under the loan transaction and extended the due date of the outstanding amounts it is owed to May 19, 2014, and (iv) on November 21, 2013, TCA filed a Motion to Vacate the Clerk’s Entry of Default and the parties filed a Joint Stipulation of Dismissal Without Prejudice. On November 25, 2013, the Court granted TCA’s Motion to Vacate the Clerk’s Entry of Default, the Clerk’s Entry of Default was vacated by the Court, and the action was dismissed without prejudice.

On October 7, 2013, Steve Timmerman (“Timmerman”), a former employee, filed a complaint against us and Brian Altounian and his wife (Timmerman v. WOWIO, Brian Altounian and “Jane Doe” Altounian, Superior Court of the State of Washington), seeking past due wages of $57,096, damages and attorney’s fees. The Company has accrued the amount of past due wages in its financial statements and although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not believe the ultimate resolution of this lawsuit will have an adverse material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our securities. A market maker has submitted an application on our behalf for quotation of our common stock on the OTCBB and the over-the-counter (OTC) marketplace known as the OTCQB. There can be no assurance the application will be accepted. The OTCQB and OTCBB differ substantially from national and regional stock exchanges because they: (a) operate through communication of bids, offers and confirmations between broker-dealers, rather than one centralized market or exchange; and (b) securities admitted to quotation are offered by one or more broker-dealers rather than “specialists” which operate in stock exchanges.

As of April 11, 2014, there were approximately 290 holders of record of the Company’s common stock.

stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this document. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this document. See “Cautionary Note Regarding Forward Looking Statements” on page 3. We disclaim any intent to update any forward-looking statements to reflect subsequent actual events or developments.

Overview

Using our eBook distribution platform as the anchor, our business includes the creation, distribution, marketing, and monetization of “published” material, such as books, comic books, illustrated novels and graphic novels, as well as digital media productions, including web series, eBooks, eComics, graphic novels and branded entertainment which we provide to digital and traditional media channels, such as film and television. Our operations are conducted through three main divisions: 1) wowio.com, the eBook distribution platform with a unique pricing model, that takes advantage of our proprietary patent, 2) StudioW digital media, the production entity that creates online and off-line brand-expansion entertainment properties and programs for our content, and 3) Carthay Circle Publishing, Inc. which was created to build out our catalog of new and original content to exploit across our various consumer-facing properties.

Our business began as a web-based eBook store in 2005, and was re-launched in early 2010 with a new design and new business model that included advertising revenue-generating opportunities. In 2010, we acquired a library of comic books, novels, graphic novels, and screenplays to distribute on our eBook platform as well as to market and promote across other web properties that we also acquired and built in 2010. That same year, we were granted a broad patent that allows for the insertion of advertising into eBooks delivering a new revenue stream for eBook publishers and authors. We believe this patent could provide us with a competitive advantage in the highly competitive eBook distribution market. Since 2010, we broadened our operational focus to include the services of a digital media studio, which operates as StudioW, and in September 2012 we formed Carthay, a digital publishing entity, for the purpose of identifying and acquiring unpublished content for exploitation and “brand-building” across the digital and traditional media landscape.

Through wowio.com, we currently distribute both company-owned and 3rd-party-owned eBooks and eComics, generating revenues through eBook and eComics sales transactions. Approximately 87% of the content we distribute through wowio.com is owned by third parties. We currently generate revenues through the insertion of advertising in eBooks. To date, such advertising campaigns have not utilized our proprietary patented technology, but we anticipate such use in the future. Finally, we also currently generate revenues through online advertising on the wowio.com website. Through StudioW, we create and produce our own content such as online videos, generating revenues through pre-roll video ads and additional online advertising on our content-oriented websites TheDuck Webcomics, PopGalaxy and our branded YouTube channels. Through Carthay, we intend to publish our own library of material as eBooks and eComics, which we will distribute on our own wowio.com site as well as distribute through other eBook distribution platforms, generating revenues through eBook sales transactions. We intend for approximately 50% of the content from Carthay to be original material created by the Company and approximately 50% to be from third parties. In addition to generating revenues through eBook/eComics sales, we intend to license our content library for exploitation across traditional media outlets such as film and television. Though we have not yet begun, we intend to license our patent to other eBook distribution platforms.

WOWIO owns a library of books and generates income from the retail purchases. Our eBooks typically sell for $0.99 each. Approximately 87% of the content we distribute through wowio.com is owned by third parties. We offer digital content and eBooks provided by third party publishers to consumers for free when advertising campaigns are available. If the eBook or digital content does not contain an advertising campaign, then we offer the eBook to the consumer at a retail price selected by the publisher and the Company receives an allowance for credit card processing charges, for which we hold back approximately 10% of the retail price. When there is an advertising campaign, we charge the sponsorship advertiser between $1.00 and $3.00 a book and we pay the publisher $0.25 - $0.50 per book depending on the length and we keep the remaining portion. Accordingly, because the proceeds we receive from eBook sales not attached to advertising campaigns are limited to our processing costs, we do not seek to generate profits from such sales. Rather, eBook sales not tied to advertising campaigns are intended draw traffic to our websites, so that we can profitably sell advertising on our websites, and are also intended to draw publishers, so that we can seek to enter into additional advertising campaigns for the eBooks sold on our websites.

EBook sponsorship ad campaigns are ads inserted into eBooks. To date, such ad campaigns have not utilized our patented technology, but we anticipate such use in the future. Currently, advertising campaigns are represented as book “sponsorships” where the ad is presented in the eBook as a digital book cover. These ads are the first two pages of the book and the last page in the file. The digital book covers are personalized with the reader’s name (which the reader has provided to the Company by registering with us to use the site) and include hyperlink connections to the advertiser’s website as well as static copy. This personalization makes every eBook downloaded a unique and original file. The full use of the patent will include this personalization but the selection of the advertisement will be dependent on and matched to the specific user profile of the reader such that all ads will be unique to the reader, will be placed at various locations within the eBook in addition to the front and back eBook cover and will match the reader’s preferences, profile, online behavior, or other unique identifying characteristics.

Advertisements that appear on the website are separate revenue streams and are not related to the insertion of ads into eBooks. There have been occasions where an advertiser has requested category-specific ads to appear on the website as well as within the eBooks in a particular category. For example, Adam & Eve received one month of advertising placement on the “Romance” category on the website as part of a larger eBook sponsorship campaign in addition to ads within the eBooks in that category as sponsorships as described above. Generally, however, website advertising revenues are generated from more traditional web advertising networks such as Gorilla Nation, Burst Media and other network ad providers placing ads on webpages independent of the content.

The revenues we earn have not been adequate to support our operations. We have supplemented our revenue with the proceeds from offerings of our debt and equity securities. Where possible, we have also paid expenses by issuing shares of our common stock to conserve our cash. We expect that our operating expenses will continue to exceed our revenues for at least the next 9 to 15 months, and possibly longer. If we cannot raise the funds necessary to pay our operating expenses, we may be required to severely curtail, or even to cease our operations.

The Company owes certain contingency royalty payments, which will affect its enjoyment of revenue and its ability to become profitable. In particular, the Company has outstanding obligations remaining from the initial acquisition agreements of certain properties and owes contingency royalty payments to the sellers. The Company will be required to pay these obligations out of revenues, ranging from 10% to 100% until the acquisition costs are completed. For Wowio.com, we owe a total of approximately $1.5 million to the seller Platinum Studios, payable as a royalty of 20% of related revenue until all purchase price consideration has been satisfied. After we have completed paying the acquisition balance, we will pay Platinum Studios a royalty of 10% of related revenue in perpetuity. For The Duck Webcomics site, we owe a total of approximately $650,000, including a current payable of $150,000, with the remaining $500,000 payable as a royalty of 10% of related revenue until all purchase price consideration has been satisfied. After we have completed paying the acquisition balance, there will be no further obligation owed on this asset. For the Spacedog library, we will pay a royalty of 100% of related revenue, net of direct expenses, for all Spacedog assets acquired until the entire purchase price consideration of $500,000 has been satisfied. After we have paid such contingency royalty in full, there will be no further obligation owed on this asset.

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the years ended December 31, 2013 and 2012.

WOWIO’s principal place of business is located at 626 North Doheny Drive, West Hollywood, California, 90069.

Plan of Operations

Our business goals are to increase audience size and procure greater market share in the acquisition, creation, distribution and monetization of traditional content including films, television shows, and books, and digital content such as eBooks, eComics, graphic novels, online video content, casual games, apps and enhanced and blended media formats.

Traditional media creators have generally focused on a primary distribution window with subsequent distribution in secondary outlets. Our strategy allows us to work around the limitations of this model’s short time frames and high marketing costs. StudioW utilizes a multi-window, day/date release strategy, giving the consumer repeated, overlapping opportunities to discover the content, thus building a “relationship” with the story, the characters, the universe or the brand.

We intend to expand our business through the acquisition of creative properties, the establishment of business to business partnerships and the development of our consumer facing brands that will provide enhanced distribution platforms for creators, target monetization pathways for advertisers, and provide a unique user experience for audience.

We have access to creators, content libraries, and various distribution avenues, providing a unique opportunity and monetization path for us to become an entertainment studio that will focus on digital media across platforms and business units within the organization. We intend to become cash flow positive through original and branded content development, licensing deals, strategic partnerships, app and eBook sales, and online and mobile advertising revenues.

The chief initiatives we intend to undertake within the next year in order to accomplish this near-term business plan include: 1) increase our sales staff by 2 people to increase the ad-insertion campaigns on the site, which will increase revenues, traffic and transactions; 2) increase our technical staff by 2 and launching the new wowio.com site, using outside vendors - this will take approximately 4 months to complete and cost approximately $250,000. This technical team will also increase technology development by creating apps and other new technology initiatives in the eBook and digital media areas; 3) increase our content development team by 1 or 2 people to develop and create original content to be published through our Carthay label, increasing our library of content by at least 10 to 15 new titles for exploitation; 4) increase our social media team by 1 or 2 to help build brand awareness across all of the WOWIO-owned sites and to support the marketing/sales efforts of Carthay; and 5) increase our marketing and promotional team by 1 or 2 people to support sales efforts across all platforms. We anticipate overhead expenses to support these efforts to increase to approximately $2.0 million to $2.5 million over the next 12 months.

We expect to generate future revenue by licensing both our patent rights and our creative intellectual property. We expect to re-launch a multi-channel eBook delivery platform in a newly-designed wowio.com site during the first half of 2014 . With this site, we expect to increase online visibility by connecting to other related sites through Application Programming Interfaces (APIs) that will allow us to engage with the audience of partner sites. With a broader audience reach and more attractive product offering, our goal is to increase our revenues through increased sales of eBooks and ad revenues generated from the expected higher traffic. Through our Carthay subsidiary, we expect to see increased revenues as we anticipate higher revenue participation as a publisher, earning 30-50% of revenues as opposed to merely a distributor, earning 10-20% of revenues. Finally, we also anticipate increasing revenues through the licensing of our patent, a process we are beginning to undertake as the advertising community has just started to see the eBook distribution channel as a viable alternative to other content distribution outlets.

The revenues we earn have not been adequate to support our operations. Our net loss from operations was $4,305,858 for the year ended December 31, 2013 and $5,387,798 for the year ended December 31, 2012. We anticipate that the additional annual costs we may incur as a result of becoming a public company will exceed $250,000 for legal, financial, accounting and audit work in addition to fees for filing our periodic reports with the SEC. We expect that our operating expenses will continue to exceed our revenues for at least the next 12 months, and possibly longer. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. To support our activities we will require investment, which we expect will provide the capital to execute on our business plans, produce enough high quality media to maintain our brand image and develop and retain a loyal customer base.

On June 14, 2013, TCA filed a complaint against us alleging that the Company defaulted on loan transactions between the Company and TCA, and seeking to foreclose on all of the Company’s assets and money damages in excess of $350,000. Because the Company failed to timely respond to the complaint, on July 24, 2013, a Clerk’s Entry of Default was entered against the Company. Effective November 19, 2013, the Company and TCA entered into a settlement agreement, pursuant to which (i) the Company acknowledged that the aggregate amount it owed to TCA, as of October 24, 2013, was $449,221 (including a $50,000 fee agreed to by the Company in connection with the restructuring), (ii) the Company made a payment of $65,631 against the outstanding balance, (iii) TCA waived the defaults under the loan transaction and extended the due date of the outstanding amounts it is owed to May 19, 2014, and (iv) on November 21, 2013, TCA filed a Motion to Vacate the Clerk’s Entry of Default and the parties filed a Joint Stipulation of Dismissal Without Prejudice. On November 25, 2013, the Court granted TCA’s Motion to Vacate the Clerk’s Entry of Default, the Clerk’s Entry of Default was vacated by the Court, and the action was dismissed without prejudice. See “Legal Proceedings.”

Under our agreement with TCA, we are required to pay 100% of any revenue we receive, and 50% of the proceeds we receive from any sale of equity or debt securities, directly to TCA, until we have repaid our obligations to TCA in full. Accordingly, the amount we will be required to repay on May 19, 2014 will be equal to $385,590 (the balance as of October 24, 2013 of $449,221, less the payment of $65,631 we made upon entering into the settlement agreement), plus interest that will accrue (at the rate of 12% per year) to May 19, 2014 (approximately $26,991), less any amounts we repay in accordance with the requirement noted above that we pay 100% of any revenue we receive, and 50% of the proceeds of any sale of securities, directly to TCA, until we have repaid our obligations to TCA in full. Because we cannot determine the amount of revenue or the amount of proceeds we will receive from the sale of securities prior to May 19, 2014, we cannot presently determine the precise amount we will be required to repay on May 19, 2014. Further, because our revenues to date have not been significant, and in light of the losses we have sustained to date (see “Going Concern” on page 5) we anticipate that we will need to raise additional capital to repay the amount we will owe to TCA on May 19, 2014. There is no assurance such funding will be available on terms acceptable to the Company.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our financial statements.

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Development Stage Enterprise

The Company is a development stage enterprise as defined by the Financial Accounting Standards Board (the “FASB”). The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not significantly commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has sustained significant losses since inception and expects to continue to incur losses through 2014.

Revenue Recognition Policy

The Company recognizes revenues in accordance with FASB Accounting Standards Codification (“ASC”) Topic 605, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

The Company’s primary revenues sources are as follows:

eBooks

For eBook downloads purchased by the customer directly through the Company’s website, the Company recognizes revenue when the right to download content is granted. The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount. Generally, the Company records such revenues on a net basis due to a general lack of indicators that the Company is the primary obligor primarily due to the Company’s lack of ability to determine price. Typically for these sales, the Company’s net revenues consist of a credit card processing fee along with the majority of the advertising fee when there is an ad sponsor. Occasionally, the Company sells download cards to retailers and directly to end customers, which are redeemable on its websites for content downloads over an established time frame. The Company records proceeds from the initial sale of the card to deferred revenue, which is included in accounts payable and accrued expenses in the accompanying balance sheets, and is recognized over the related download period, which approximates the usage period. During the years ended December 31, 2013 and 2012 the Company earned $3,276 and $ 9,120, respectively, in eBook sales.

Advertising

Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. Website advertising revenue is primarily recognized on a flat-fee basis based on cost per thousand impressions (“CPM”). The Company earns CPM revenue from the display of graphical advertisements on its websites. Revenue from flat-fee services is based on a customer’s period of contractual service and is recognized on a straight-line basis over the term of the contract. Proceeds from such contracts are deferred and are included in revenue on a pro-rata basis over the term of the related agreements. During the years ended December 31, 2013 and 2012 the Company earned $9,397 and $36,401, respectively, in advertising revenues.

Patent Licensing

The Company owns Patent No. 7,848,951, issued by the USPTO on December 7, 2010, protecting the method for insertion of specifically targeted advertisements into eBooks. The scope of our patent covers (i) two methods for providing individuals with a plurality of electronic books containing targeted advertising; and (ii) an apparatus for providing one or more subscribers with a plurality of electronic books containing specifically targeted advertising. The Company intends on pursuing patent licensing arrangements with eBook distribution outlets looking to create new revenue streams for eBook downloads. The Company will also pursue any violators who infringe on the patent’s claims, ultimately generating license revenues on a per-book or per-ad basis.

Revenue from patent licensing arrangements is recognized when earned, estimable and realizable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales. For licensing fees that are not determined by the number of licensed units sold, the Company recognizes license fee revenue on a straight-line basis over the life of the license. During the years ended December 31, 2013 and 2012 the Company earned no revenue in patent licensing fees.

Creative IP Licensing

Revenues are also generated by the exploitation of WOWIO’s own proprietary content of creative material such as comic books, graphic novels, screenplays, and other published and non-published content. The WOWIO-owned Spacedog library is available for sale on wowio.com and the Company retains 90% of all sales for that content library.

The Company’s content also generates nominal revenues from licensing stories/characters/concepts to studios and other producing partners. Licensing deals that may generate revenue for the Company includes film option/acquisition fees, television option/acquisition fees, video game licensing, content licensing for apps, apparel and merchandise licensing. During the years ended December 31, 2013 and 2012, the Company earned $6,817 and $1,000, respectively in creative IP licensing revenue.

Cost of sales includes royalty payments made to the authors of the eBooks included on its websites, which call for royalty payments based on various percentages of revenues earned, less processing fees and in the case of sponsored downloads, a fixed price per download. Royalty’s earned pursuant to this arrangement were $8,731 for the year ended December 31, 2013 compared to $11,172 for the year ended December 31, 2012.

Business Combinations and Intangible Assets

Business combinations are accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. They are reviewed for impairment if indicators of potential impairment exist.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, provisions for uncollectible notes receivable, fair value of contingent consideration related to acquisition, fair value of common stock and warrants issued, recoverability of long-lived assets and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and its belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets upon the occurrence of a triggering event by determining whether the amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

For the year ended December 31, 2012, the Company recorded a net impairment charge of intangible assets and the extinguishment of acquisition related liabilities of approximately $(762,000). As a result of this impairment, there are no carrying amounts related to intangible assets as of December 31, 2012.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, Level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, accrued expenses, related party payables, note payable and related party notes payable and convertible notes payable. Except for the convertible notes payable, the carrying value for all such instruments approximates fair value due to the short-term nature of the instruments. The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.

Beneficial Conversion Features

In certain instances, the Company entered into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded beneficial conversion feature (“BCF”) does not qualify for derivative treatment. In these instances, the Company accounts for the value of the BCF as a debt discount, which is then amortized to interest expense over the life of the related debt using the straight-line method which approximates the effective interest method.

Stock-Based Compensation

All share-based payments, including grants of stock to employees, directors and consultants, are recognized in the consolidated financial statements based upon their fair values.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC Topic 505. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

Income Taxes

We account for income taxes under the provision of ASC Topic 740. As of December 31, 2013 and 2012, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2013 and 2012, respectively, and have not recognized interest and/or penalties in the statements of operations for each of the years then ended. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of common and common equivalent shares, such as warrants, convertible notes payable and convertible preferred stock outstanding during the period.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The Company is a Development Stage Enterprise and has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales decreased by $25,665 or 55% from $46,689 during the year ended December 31, 2012 to $21,024 for the year ended December 31, 2013. Our revenues were from sales of eBooks generated through our website resulting in revenues of $9,120 for the year ended December 31, 2012 compared to $3,276 for the year ended December 31, 2013; a decrease in advertising revenue from $36,401 for the year ended December 31, 2012 to $9,397 for the year ended December 31, 2013, an increase in intellectual property sales from $1,000 for the year ended December 31, 2012 to $6,817 for the year ended December 31, 2013; and service fees of $1,500 for the year ended December 31, 2013 from $0 for the year ended December 31, 2012. Cost of sales decreased by $9,148 or 16% from $58,264 for the year ended December 31, 2012, as compared to $49,116 for the year ended December 31, 2013. Our overall gross loss increased by $16,517 or 143% from $11,575 for the year ended December 31, 2012 as compared to a gross loss of $28,092 for the year ended December 31, 2013.

Our total operating expenses were $4,277,766 during the year ended December 31, 2013, a decrease of $1,098,457 or 20%, as compared to $5,376,223 for the year ended December 31, 2012. General and administrative expenses were $4,247,766 during the year ended December 31, 2013, a decrease of $785,746 or 16%, as compared to $5,033,512 for the year ended December 31, 2012. The decrease in general and administrative expenses resulted primarily from a decrease in salary and wage expenses of $2,042,546 or 68% from $2,990,253 during the year ended December 31, 2012, as compared to $947,707 for the same period in 2013. This was the result of the value of shares of preferred stock issued pursuant to employment agreements entered into in the second quarter of 2012. Consulting and professional fees increased by $1,337,963 or 74% from $1,803,135 for the year ended December 31, 2012 to $3,141,098 for the year ended December 31, 2013. This was due to the shift of in-house staff to outside consultants. Management fees were $30,000 for the year ended December 31, 2013 as compared to $60,000 for the year ended December 31, 2012. Amortization expense of other intangible assets was $0 for the year ended December 31, 2013, as compared to $1,044,542 for the year ended December 31, 2012. In addition, during the years ended December 31, 2013 and 2012, the Company recognized a net impairment of $0 and $(761,831), respectively, which is based on the Company’s assessment of the recoverability of such intangible assets and the continuing inability of the Company to meet its business plans. The net impairment of $(761,831) for the year ended December 31, 2012 is comprised of $1,393,131 related to the impairment of intangible assets net of $(2,154,962) related to the extinguishment of the acquisition related liabilities as of December 31, 2012.

Other expense, net decreased by $3,375,489 from $3,865,489 during the year ended December 31, 2012, to $490,000 during the year ended December 31, 2013, primarily due to the loss on settlement of accrued expenses of $1,918,000 and the loss on extinguishment of debt of $900,000 for the year ended December 31, 2012 with no comparable activities for the year ended December 31, 2013, and a decrease in interest expense from $843,004 during the year ended December 31, 2012 to $440,000 during the year ended December 31, 2013. In addition, we recorded income for the change in fair value of contingent royalty liabilities related to acquisition of $204,485 for the year ended December 31, 2012, compared to $0 for the year ended December 31, 2013. The change in fair value is attributable to the revised estimate of the timing and extent of the payback period of the contingent royalty liabilities and the extinguishment of these liabilities as of December 31, 2012.

There was no income tax benefit or provision during the fiscal years ended December 31, 2013 and 2012.

Liquidity and Capital Resources

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

We had cash of $943 and $1,293 at December 31, 2013 and December 31, 2012, respectively.

We used cash of $491,605 in our operating activities during the year ended December 31, 2013. Non-cash adjustments included $2,612,760 related to amortization of prepaid consulting, $287,487 related to amortization of debt discounts and debt issuance costs, $50,000 related to loss on debt extinguishment and $570,000 for common stock issued for services, offset by interest earned on notes receivables of $13,482. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $782,741 and an increase in related party payables of $26,662. We decreased prepaid consulting and other current assets by $27,832 and decreased acquisition related liabilities by $39,770. We used cash of $781,250 in our operating activities during the year ended December 31, 2012. Non-cash adjustments included a loss of $204,485 for the change in fair value of contingent consideration related to acquisition, $1,044,542 related to amortization of intangible assets, $1,509,141 related to the amortization of prepaid consulting, $773,289 related to amortization of debt discounts, a loss of $1,918,000 on settlement of accrued expenses, $1,800,000 for common stock and $255,000 for preferred stock issued for services, $34,225 related to amounts written off, offset by $761,831 in net impairment of acquisition related assets and liabilities and interest earned on notes receivables of $17,786. Changes in operating assets and liabilities consist of an increase in accounts payable of $928,355 and a decrease in accounts receivable of $1,977. We also increased our related party payables by $22,925, and reduced our acquisition related liabilities by $98,920 and increased prepaid consulting and other current assets by $41,365 during the year ended December 31, 2012.

We had cash provided by investing activities of $5,500 during the year ended December 31, 2013, compared to $14,725 in the same period in 2012. Cash from investing activities during the year ended December 31, 2013 reflect proceeds from repayment of notes receivable of $5,500. Cash from investing activities during the year ended December 31, 2012 reflect proceeds from repayment of notes receivable of $15,000, offset by capitalized intangible asset costs of $275.

Our financing activities provided cash of $485,755 during the year ended December 31, 2013 compared to $742,894 during the same period in 2012. Cash provided by financing activities during the year ended December 31, 2013, reflect net proceeds from the issuance of notes payable of $535,500 and net proceeds from the sale of common stock of $20,000, offset by principal payments on notes payable to related parties of $9,245 and principal payments on notes payable of $60,500. Cash provided by financing activities during the year ended December 31, 2012, reflect net proceeds from the revolving loan of $201,775, net proceeds from the exercise of warrants of $100,000, net proceeds from the sale of common stock of $19,050, proceeds from the issuance of convertible notes of $419,497, proceeds from the issuance of notes payable to related parties of $11,000, and proceeds from the issuance of notes payable of $20,000. In addition, we paid $18,428 in principal payments on notes payable to related parties and principal payments on notes payable of $10,000.

As of December 31, 2013, we had a deficit accumulated during the development stage of $24,658,925. Management anticipates that future operating results will continue to be subject to many of expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which we cannot control.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We cannot provide assurance that we will obtain sufficient funding from financing or operating activities to support continued operations or business deployment.

Since our inception, we have reported net losses, including losses of approximately $4.8 million and $9.3 million during the years ended December 31, 2013 and 2012, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations. At December 31, 2013, our deficit accumulated during the development stage was approximately $24.7 million.

During the year ended December 31, 2013, we received net proceeds from financing activities of $485,755, of which $20,000 was from the sale of our common stock and $535,500 was from the issuance of notes payable, offset by principal payments on notes to related parties and notes payable. During the year ended December 31, 2012, we received net proceeds of $742,894, of which $450,497 was from the issuance of notes payable to related parties, notes payables and convertible notes payable, offset by principal payments of $28,428 on notes payable to related parties and notes payable. We also received proceeds of $201,775 from a revolving loan, $19,050 from the sale of common stock and $100,000 from the exercise of warrants during the year ended December 31, 2012.

Revolving Loan

Effective September 21, 2012, the Company entered into a credit agreement (“Revolving Loan”) with TCA Global Credit Master Fund, LP (“TCA”), which provided the Company with an initial revolving loan commitment of $250,000. Net proceeds received from the Company amounted to $201,775 after deducting financing fees. The interest rate on this and all extensions of the Revolving Loan is 12% per annum, with a default rate of 18%. Accrued and unpaid interest on the unpaid principal balance shall be payable on a weekly basis beginning on September 28, 2012. Pursuant to the settlement agreement entered into with TCA (discussed below), the credit facility was terminated such that the Company does not have the right to borrow any additional funds thereunder.

The Revolving Loan has a 6-month term that may be extended for 6 months at TCA’s discretion with a 4% renewal fee. The loan is collateralized by a security interest in all tangible and intangible assets of the Company. The fees incurred by the Company for this facility are as follows: (i) a 4% transaction advisory fee, (ii) an asset monitoring fee of $1,500, (iii) due diligence fee of $10,000, (iv) document review and legal fees of $12,500, and (v) $17,500 for a brokerage fee to TCAs financing partner. The total amount the Company incurred as initial financing fees was $53,225 and was recorded as debt issuance costs. During the year ended December 31, 2013, the Company amortized $24,394 to interest expense in the accompanying statement of operations. The credit line includes a minimum monthly fee of not less than 0.875% of the then applicable revolving loan commitment.

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant has an exercise price of $0.01 per share. Each of the TCA Warrants is immediately exercisable upon issuance and have terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants has a mandatory redemption clause, which obligates the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates of six months (March 21, 2013) for Warrant #1, nine months (June 21, 2013) for Warrant #2, and twelve months (September 21, 2013) for Warrant #3. The Company will record the liability if the warrants are not exercised on or prior to the respective redemption dates. Accordingly, because none of the TCA Warrants were exercised, the Company recorded a liability of $90,000 during the year ended December 31, 2013.

The relative fair value of the warrant of $217,817 is treated as a discount and is amortized over the life of the Revolving Loan. During the year ended December 31, 2013, the Company amortized $90,758 to interest expense in the accompanying statement of operations.

The Revolving Loan contains negative covenants, which states that the Company shall not, either directly or indirectly, create, assume, incur or have outstanding any funded indebtedness (as defined), or become liable, whether as endorser, guarantor, surety or otherwise, for any debt or obligation of any other person, or otherwise consummate any transaction or series of transactions involving the issuance of debt securities of the Company except for certain obligations that are in the typical course of business. Pursuant to the terms of the Revolving Loan, the Company shall not, nor shall the Company permit any of its subsidiaries to, either directly or indirectly, issue or distribute any additional capital stock or other securities of the Company or its subsidiaries with the prior written consent of TCA. The Company has not received any assurances from TCA regarding any equity issuances.

The Revolving Loan contains financial covenants, which consist of: (1) positive EBITDA to be maintained at all times; (2) the Company shall have cash flow and revenue projections that are not less than 75% of the cash flow and revenue projections shown on the financial projections provided by the Company to TCA as part of TCA’s due diligence. At times during 2013 the Company was not in compliance with certain of these financial covenants associated with the Revolving Loan. As discussed below, effective with the settlement agreement on November 19, 2013, TCA agreed to waive any and all previous defaults under the loan transaction.

On June 14, 2013, TCA filed a complaint against us alleging that the Company defaulted on loan transactions between the Company and TCA, and seeking to foreclose on all of the Company’s assets and money damages in excess of $350,000. Because the Company failed to timely respond to the complaint, on July 24, 2013, a Clerk’s Entry of Default was entered against the Company. Effective November 19, 2013, the Company and TCA entered into a settlement agreement, pursuant to which (i) the Company acknowledged that the aggregate amount it owed to TCA, as of October 24, 2013, was $449,221 (including a $50,000 fee agreed to by the Company in connection with the restructuring), (ii) the Company made a payment of $65,631 against the outstanding balance, (iii) TCA waived the defaults under the loan transaction and extended the due date of the outstanding amounts it is owed to May 19, 2014, and (iv) on November 21, 2013, TCA filed a Motion to Vacate the Clerk’s Entry of Default and the parties filed a Joint Stipulation of Dismissal Without Prejudice. On November 22, 2013, the Court granted TCA’s Motion to Vacate the Clerk’s Entry of Default, the Clerk’s Entry of Default was vacated by the Court, and the action was dismissed without prejudice. See “Legal Proceedings.”

Under our agreement with TCA, we are required to pay 100% of any revenue we receive, and 50% of the proceeds we receive from any sale of equity or debt securities, directly to TCA, until we have repaid our obligations to TCA in full. Accordingly, the amount we will be required to repay on May 19, 2014 will be equal to $385,590 (the balance as of October 24, 2013 of $449,221, less the payment of $65,631 we made upon entering into the settlement agreement), plus interest that will accrue (at the rate of 12% per year) to May 19, 2014 (approximately $26,991), less any amounts we repay in accordance with the requirement noted above that we pay 100% of any revenue we receive, and 50% of the proceeds of any sale of securities, directly to TCA, until we have repaid our obligations to TCA in full. Because we cannot determine the amount of revenue or the amount of proceeds we will receive from the sale of securities prior to May 19, 2014, we cannot presently determine the precise amount we will be required to repay on May 19, 2014. Further, because our revenues to date have not been significant, and in light of the losses we have sustained to date (see “Going Concern” discussed above), we anticipate that we will need to raise additional capital to repay the amount we will owe to TCA on May 19, 2014. We plan to seek to raise such additional capital; although there is no assurance such funding will be available on terms acceptable to the Company, or at all.

As of March 31, 2014 the Company’s current debt obligations are $1,427,518, consisting of the following:

(1) Notes payable to former employees, including 8 notes issued to 7 employees totaling $122,570. These notes carry an interest rate between 2.25% and 8% and were due between April 2012 and December 2012. These notes are in default. The Company continues to accrue interest expense and has not reached agreement with these former employees on due date extensions.

(2) Notes payable to third parties in the aggregate amount of $804,948. These 34 notes carry interest rates between 8% and 12% with due dates between December 2011 and June 2015. Of this total, 4 notes totaling $174,448 are in default. The Company has not reached agreement with these parties on due date extensions.

(3) Convertible notes payable to an individual in the aggregate amount of $200,000. These convertible notes carry interest rates between 13% and 15% and were due between March 2013 and July 2013. These notes are all currently in default. The Company has not reached agreement with these parties on due date extensions.

(4) The Revolving Loan from TCA of $300,000 with an interest rate of 12% and a default interest rate of 18%, the terms of which are discussed above.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. We anticipate needing approximately $1,500,000 over the next year to fund operations and growth. We are working with business partners to generate revenues to help cover obligations. Our management seeks to raise additional financing to augment our revenues to fund future operations and to provide additional working capital to fund our business. If we can achieve the appropriate revenue growth through (i) patent licensing, (ii) website advertising and (iii) eBook sponsorship revenues, we believe we will be able to draw down additional loans off the Revolving Loan facility. We anticipate paying down trade payables and debt obligations through the issuance of equity. We cannot provide assurance that we will obtain sufficient funding from financing or operating activities to support continued operations or business deployment or that we will be able to pay down existing payables and debt obligations with the issuance of equity. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report and begin on page F-1 with the index to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wowio, Inc.

We have audited the accompanying consolidated balance sheets of Wowio, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from June 29, 2009 (“Inception”) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wowio, Inc. and subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from Inception through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, since Inception, the Company has had recurring operating losses, negative operating cash flows and, at December 31, 2013, had negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KMJ Corbin & Company LLP
Costa Mesa, California
April 11, 2014

Wowio, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2013	2012

Current assets:
Cash	$943	$1,293
Accounts receivable	-	23
Prepaid consulting and other current assets	505,527	311,988

Total current assets	506,470	313,304

Prepaid consulting and other assets, net of current portion	380,672	599,197
Note receivable and accrued interest	182,371	174,389

	$1,069,513	$1,086,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,234,789	$651,681
Acquisition related liabilities	305,617	345,387
Related party payables	30,330	3,668
Accrued compensation and related costs	769,386	490,353
Revolving loan, net of debt discount of $0 and $90,758	300,000	159,242
Notes payable – related parties	122,570	131,815
Notes payable	529,948	144,948
Convertible notes payable, net of debt discount of $0 and $93,168	420,000	332,832

Total liabilities	3,712,640	2,259,926

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.0001 par value; 5,000,000 shares authorized; 500,000 issued and outstanding	50	50
Series B preferred stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 22,283,648 and 20,390,648 shares issued and outstanding, respectively	2,228	2,039
Stockholder receivable	-	(765,000)
Additional paid-in capital	22,013,520	19,452,942
Deficit accumulated during the development stage	(24,658,925)	(19,863,067)

Total stockholders’ deficit	(2,643,127)	(1,173,036)

	$1,069,513	$1,086,890

See accompanying notes to consolidated financial statements

Wowio, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2013	For The Year Ended December 31, 2012	For The Period From June 29, 2009 (Inception) Through December 31, 2013

Net sales	$21,024	$46,689	$110,468

Cost of sales	49,116	58,264	257,531

Gross loss	(28,092)	(11,575)	(147,063)

Operating (income) expenses:
General and administrative	4,247,766	5,033,512	15,656,447
Management fees – related party	30,000	60,000	1,040,000
Net impairment of intangible assets and extinguishment of acquisition related liabilities	-	(761,831)	958,398
Amortization of intangible assets	-	1,044,542	3,244,207
	4,277,766	5,376,223	20,899,052

Operating loss	(4,305,858)	(5,387,798)	(21,046,115)

Other expense:
Interest expense, net	(440,000)	(843,004)	(1,267,104)
Loss on settlement of accrued expenses	-	(1,918,000)	(1,878,221)
Change in fair value of contingent consideration related to acquisition	-	(204,485)	(477,485)
Loss on extinguishment of debt	(50,000)	(900,000)	(950,000)

Other expense, net	(490,000)	(3,865,489)	(4,572,810)

Loss before income tax benefit	(4,795,858)	(9,253,287)	(25,618,925)

Income tax benefit, net	-	-	960,000

Net loss	$(4,795,858)	$(9,253,287)	$(24,658,925)

Basic and diluted net loss per common share	$(0.22)	$(0.52)

Weighted-average number of common shares outstanding - basic and diluted	21,830,952	17,818,069

See accompanying notes to consolidated financial statements

Wowio, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

								Additional		Total
	Members’		Series A Preferred Stock		Common Stock		Stockholder	Paid-in	Accumulated	Stockholders’
	Units	Capital	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit) Equity

Balance at June 29, 2009 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Members’ units issued to founders	82,000,000	-	-	-	-	-	-	-	-	-
Members’ units issued for cash	19,640,000	982,000	-	-	-	-	-	-	-	982,000
Estimated fair value of members’ units issued for conversion of accounts payable	3,200,000	160,000	-	-	-	-	-	-	-	160,000
Net loss	-	-	-	-	-	-	-	-	(641,604)	(641,604)

Balance, December 31, 2009	104,840,000	1,142,000	-	-	-	-	-	-	(641,604)	500,396

Members’ units issued for cash	17,452,000	1,740,200	-	-	-	-	-	-	-	1,740,200
Estimated fair value of members’ units issued in acquisition	20,430,000	2,043,000	-	-	-	-	-	-	-	2,043,000
Estimated fair value of members’ units issued for services	2,024,000	202,400	-	-	-	-	-	-	-	202,400
Conversion of members’ units to common stock	(144,746,000)	(5,127,600)	-	-	14,474,600	1,448	-	5,126,153	-	-
Common stock issued for cash	-	-	-	-	1,054,200	105	-	2,624,895	-	2,625,000
Estimated fair value of warrants issued for services	-	-	-	-	-	-	-	2,000,000	-	2,000,000
Estimated fair value of common stock issued for services	-	-	-	-	87,370	9	-	87,361	-	87,370
Estimated fair value of common stock issued for advisory board services	-	-	-	-	250,000	25	-	249,975	-	250,000
Estimated fair value of common stock issued for donations	-	-	-	-	2,000	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	-	(4,935,584)	(4,935,584)

Balance, December 31, 2010	-	-	-	-	15,868,170	1,587	-	10,090,383	(5,577,188)	4,514,782

Common stock issued for cash	-	-	-	-	88,812	9	-	257,211	-	257,220
Common stock issued for exercise of warrant	-	-	-	-	700,000	70	-	69,930	-	70,000
Estimated fair value of common stock issued for services	-	-	-	-	18,340	2	-	55,018	-	55,020
Estimated fair value of common stock issued for services – employees	-	-	-	-	150,975	15	-	452,910	-	452,925
Estimated relative fair value of warrant issued with note payable	-	-	-	-	-	-	-	95,082	-	95,082
Net loss	-	-	-	-	-	-	-	-	(5,032,592)	(5,032,592)

Balance, December 31, 2011	-	-	-	-	16,826,297	1,683	-	11,020,534	(10,609,780)	412,437

Series A preferred stock issued for settlement of accrued expenses	-	-	330,000	33	-	-	-	989,967	-	990,000
Series A preferred stock issued for services	-	-	170,000	17	-	-	-	509,983	-	510,000
Common stock issued for cash	-	-	-	-	6,351	1	-	19,049	-	19,050
Common stock issued for exercise of warrants	-	-	-	-	1,000,000	100	-	99,900	-	100,000
Common stock issued for settlement of accrued expenses	-	-	-	-	358,000	35	-	1,073,965	-	1,074,000
Common stock issued for extinguishment of debt	-	-	-	-	300,000	30	-	899,970	-	900,000
Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	600,000	60	-	102,440	-	102,500
Common stock issued for settlement of advisory board fees	-	-	-	-	200,000	20	-	599,980	-	600,000
Common stock issued for services	-	-	-	-	1,100,000	110	-	3,299,890	-	3,300,000
Estimated relative fair value of warrants and beneficial conversion feature associated with debt	-	-	-	-	-	-	-	837,264	-	837,264
Stockholder receivable	-	-	-	-	-	-	(765,000)	-	-	(765,000)
Net loss	-	-	-	-	-	-	-	-	(9,253,287)	(9,253,287)

Balance, December 31, 2012	-	$-	500,000	$50	20,390,648	$2,039	$(765,000)	$19,452,942	$(19,863,067)	$(1,173,036)

Continued ...

See accompanying notes to consolidated financial statements

Wowio, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY - CONTINUED

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

								Additional		Total
	Members’		Series A Preferred Stock		Common Stock		Stockholder	Paid-in	Accumulated	Stockholders’
	Units	Capital	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit) Equity

Common stock issued for cash	-	$-	-	$-	10,000	$1	$-	$19,999	$-	$20,000
Common stock issued for exercise of warrants	-	-	-	-	500,000	50	-	99,950	-	100,000
Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	33,000	3	-	6,597	-	6,600
Common stock issued for services - employees	-	-	-	-	285,000	28	-	569,972	-	570,000
Common stock issued for services	-	-	-	-	1,320,000	132	-	2,639,868	-	2,640,000
Estimated relative fair value of beneficial conversion features and relative fair value of warrants issued with debt extinguishment	-	-	-	-	-	-	-	79,167	-	79,167
Warrant redemption liability associated with revolving loan	-	-	-	-	-	-	-	(90,000)	-	(90,000)
Return of shares related to stockholder receivable	-	-	-	-	(255,000)	(25)	765,000	(764,975)	-	-
Net loss	-	-	-	-	-	-	-	-	(4,795,858)	(4,795,858)

Balance, December 31, 2013	-	$-	500,000	$50	22,283,648	$2,228	$-	$22,013,520	$(24,658,925)	$(2,643,127)

See accompanying notes to consolidated financial statements

Wowio, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2013	For The Year Ended December 31, 2012	For The Period From June 29, 2009 (Inception) Through December 31, 2013

Cash flows from operating activities:
Net loss	$(4,795,858)	$(9,253,287)	$(24,658,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	1,044,542	3,244,207
Interest earned on notes receivable	(13,482)	(17,786)	(53,008)
Change in fair value of contingent consideration related to acquisition	-	204,485	477,485
Estimated fair value of members’ units issued in excess of accounts payable converted	-	-	46,000
Estimated fair value of members’ units issued for services	-	-	202,400
Estimated fair value of common stock issued for services	570,000	1,800,000	3,217,315
Estimated fair value of preferred stock issued for services	-	255,000	255,000
Estimated fair value of warrants granted for services	-	-	2,000,000
Amortization of prepaid consulting	2,612,760	1,509,141	4,121,901
Net impairment of intangible assets and extinguishment of acquisition related liabilities	-	(761,831)	958,398
Loss on extinguishment of debt	50,000	900,000	950,000
Loss on settlement of accrued expenses	-	1,918,000	1,878,221
Deferred taxes	-	-	(960,000)
Amortization of debt discount and debt issuance costs	287,487	773,289	1,064,738
Write off of amounts due	-	34,225	81,467
Changes in operating assets and liabilities:
Accounts receivable	23	1,977	-
Prepaid expenses and other assets	27,832	(41,365)	(60,775)
Accounts payable and accrued expenses	782,741	928,355	2,547,327
Related party receivables/payables	26,662	22,925	30,330
Acquisition related liabilities	(39,770)	(98,920)	(1,480,447)

Net cash used in operating activities	(491,605)	(781,250)	(6,138,366)

Cash flows from investing activities:
Capitalized intangible asset costs	-	(275)	(199,026)
Advances under notes receivable	-	-	(213,482)
Proceeds from repayment of notes receivable	5,500	15,000	42,000
Cash paid for acquisition	-	-	(457,000)

Net cash provided by (used in) investing activities	5,500	14,725	(827,508)

Cash flows from financing activities:
Proceeds from revolving loan, net of financing costs	-	201,775	201,775
Proceeds from the issuance of notes payable to related parties	-	11,000	11,000
Principal payments on notes payable to related parties	(9,245)	(18,428)	(28,873)
Proceeds from the issuance of notes payable	535,500	20,000	700,448
Principal payments on notes payable	(60,500)	(10,000)	(80,500)
Proceeds from the issuance of convertible notes payable	-	419,497	419,497
Proceeds from the issuance of members’ units	-	-	2,722,200
Proceeds from exercise of warrants	-	100,000	100,000
Proceeds from the issuance of common stock	20,000	19,050	2,921,270

Net cash provided by financing activities	485,755	742,894	6,966,817

Continued ...

See accompanying notes to consolidated financial statements

Wowio, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For The Year Ended December 31, 2013	For The Year Ended December 31, 2012	For The Period From June 29, 2009 (Inception) Through December 31, 2013

Net change in cash	(350)	(23,631)	943

Cash at beginning of year	1,293	24,924	-

Cash at end of year	$943	$1,293	$943

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$47,703	$8,158	$55,861

Supplemental disclosure of non-cash investing and financing activities

Accounts payable converted to notes payable – related parties	$-	$-	$152,843
Accounts payable converted to notes payable	$10,000	$-	$10,000
Exercise of warrant in settlement of notes/accounts payable	$100,000	$-	$170,000
Estimated fair value of beneficial conversion features and relative fair value of warrants issued with debt	$79,167	$837,264	$1,011,513
Conversion of members’ units to common stock	$-	$-	$5,127,600
Conversion of debt and accrued interest for shares of common stock	$6,600	$102,500	$109,100
Estimated fair value of members’ units issued in acquisitions	$-	$-	$2,043,000
Estimated fair value of liabilities assumed in acquisitions	$-	$-	$2,653,000
Estimated fair value of members’ units issued in satisfaction of accounts payable	$-	$-	$160,000
Common and preferred stock recorded as prepaid consulting for services	$2,640,000	$2,355,000	$4,995,000
Settlement of accrued expenses through issuance of shares of preferred and common stock	$-	$146,000	$146,000
Settlement of note receivable with accrued expenses	$-	$8,327	$8,327
Debt issuance cost associated with revolving loan	$-	$53,225	$53,225
Accrued expenses paid directly with proceeds from issuance of convertible debt	$-	$106,503	$106,503
Warrant redemption liability associated with revolving loan	$90,000	$-	$90,000
Reduction of stockholder note receivable with return of common stock	$765,000	$-	$765,000

See accompanying notes to consolidated financial statements

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

1. DESCRIPTION OF BUSINESS

Organization

Wowio, LLC was formed on June 29, 2009 (“Inception”) under the laws of Texas (“Wowio Texas”). On July 16, 2010, the Company converted to a C-corporation under the laws of Texas. Wowio, Inc. and its wholly-owned subsidiary Carthay Circle Publishing (collectively, the “Company”, “we”, “our”) is an emerging company in the creation, production, distribution and monetization of digital entertainment. We specialize in creating custom brand strategies to develop, produce, distribute and promote entertainment properties across multiple product lines and distribution channels, including our own websites, traditional media, social media and emerging technologies. Because of our far-reaching, proprietary patent allowing for the insertion of advertising in eBooks, much of the online content provided can be delivered to the consumer for free.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and its revenues since Inception have been nominal. Additionally, since Inception, the Company has had recurring operating losses, negative operating cash flows and, at December 31, 2013, had negative working capital. The Company is a development stage company and has sustained significant losses since Inception and expects to continue to incur losses through 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company will need to secure additional funds through various means, including equity and debt financing, funding from a licensing arrangement or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company intends to raise additional financing.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

1. DESCRIPTION OF BUSINESS, continued

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage enterprise as defined by the Financial Accounting Standards Board (the “FASB”). The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not significantly commenced. All losses accumulated since Inception, have been considered as part of the Company’s development stage activities.

Principles of Consolidation

The consolidated financial statements include the accounts of Wowio, Inc. and its wholly-owned subsidiary, Carthay Circle Publishing. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenues in accordance with FASB Accounting Standards Codification (“ASC”) Topic 605, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (4) will be based on management’s judgments regarding the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company’s primary revenues streams are as follows:

eBooks

For eBook downloads purchased by the customer directly through the Company’s website, the Company recognizes revenue when the right to download content is granted. The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount. Generally, the Company records such revenues on a net basis due to a general lack of indicators that the Company is the primary obligor primarily due to the Company’s lack of ability to determine price. Typically for these sales, the Company’s net revenues consist of a credit card processing fee along with the majority of the advertising fee when there is an ad sponsor.

Occasionally, the Company sells download cards to retailers and directly to end customers, which are redeemable on its websites for content downloads over an established time frame. The Company records proceeds from the initial sale of the card to deferred revenue, which is included in accounts payable and accrued expenses in the accompanying balance sheets, and is recognized as revenue over the related download period, which approximates the usage period.

Advertising

Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. Website advertising revenue is primarily recognized on a flat-fee basis based on cost per thousand impressions (“CPM”). The Company earns CPM revenue from the display of graphical advertisements on its websites. Revenue from flat-fee services is based on a customer’s period of contractual service and is recognized on a straight-line basis over the term of the contract. Proceeds from such contracts are deferred and are included in revenue on a pro-rata basis over the term of the related agreements.

Patent Licensing

The Company owns Patent No. 7,848,951, issued by the USPTO on December 7, 2010, protecting the insertion of ads into eBooks. The Company intends on pursuing patent licensing arrangements with eBook distribution outlets looking to create new revenue streams for eBook downloads. The Company will also pursue any violators who infringe on the patent’s claims, ultimately generating license revenues on a per-book or per-ad basis.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue from patent licensing arrangements is recognized when earned, estimable and realizable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales. For licensing fees that are not determined by the number of licensed units sold, the Company recognizes license fee revenue on a straight-line basis over the life of the license.

Creative IP Licensing

Revenues are also generated by the exploitation of Wowio’s own proprietary content of creative material such as comic books, graphic novels, screenplays, and other published and non-published content. The Wowio-owned Spacedog library is available for sale on wowio.com and the Company retains 90% of all retail sales for that content library on wowio.com.

The Company’s content also generates revenues from licensing stories/characters/concepts to studios and other producing partners. Licensing deals that may generate revenue for the Company includes film option/acquisition fees, television option/acquisition fees, video game licensing, and content licensing for apps, apparel and merchandise licensing.

Concentrations of Credit Risk

A financial instrument, which potentially subjects the Company to concentrations of credit risk, is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At December 31, 2013 and 2012, there were no uninsured amounts.

Trade Receivables

The Company extends credit to its customers on terms consistent with industry standards. Trade receivables are carried at original invoice amount less an estimate for doubtful receivables. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written-off when deemed uncollectible. Recoveries of trade receivables previously written-off are recorded when received against amounts written-off.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Business Combinations and Intangible Assets

Business combinations are accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. They are reviewed for impairment if indicators of potential impairment exist.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, provisions for uncollectible notes receivable, fair value of contingent consideration related to acquisition, fair value of common stock and warrants issued, recoverability of long-lived assets and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and its belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. For the year ended December 31, 2012 and for the period from June 29, 2009 (Inception) through December 31, 2013, the Company’s management believes there were net impairments on the intangibles assets and extinguishment of acquisition related liabilities (see Note 5) of $(761,831) and $958,398, respectively, which is included in the accompanying consolidated statements of operations. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in additional impairment of long-lived assets in the future.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The Company’s financial instruments consist of cash, accounts receivable, note receivable, accounts payable, accrued expenses, related party payables, notes payable, related party notes payable and convertible notes payable. Except for the convertible notes payable, the carrying value for all such instruments approximates fair value due to the short-term nature of the instruments. The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Beneficial Conversion Features

In certain instances, the Company entered into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded beneficial conversion feature (“BCF”) does not qualify for derivative treatment. In these instances, the Company accounts for the value of the BCF as a debt discount, which is then amortized to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the years ended December 31, 2013 and 2012 and for the period from Inception through December 31, 2013, such costs totaled $7,707, $0 and $2,684,216, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Stock-Based Compensation

All stock-based payments, including grants of stock to employees, directors and consultants, are recognized in the consolidated financial statements based upon their estimated fair values.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC Topic 505. As such, the value of the applicable stock-based compensation is periodically re-measured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Company accounts for income taxes under the provision of ASC Topic 740. As of December 31, 2013 and 2012, there were no unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2013 and 2012, respectively and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2013 and 2012 and from Inception through December 31, 2013. The Company is subject to taxation in the United States of America, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as preferred stock, warrants and convertible notes payable outstanding during the period. Common stock equivalents from preferred stock, warrants and convertible notes payable were approximately 4,225,000 and 5,150,000 for the years ended December 31, 2013 and 2012, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

3. NOTE RECEIVABLE

On October 13, 2010, the Company entered into a secured note receivable with Top Cow Productions (“TCP”) for $175,000. Terms of the note required interest at the rate of 10% per annum and equal monthly installments over twelve months beginning in May 2011 through April 2012 (see below). The note is secured by certain assets of TCP and individually by two owners of TCP. At December 31, 2013 and 2012, the balance of the note receivable was $182,371 and $174,389, respectively, including accrued interest receivable of $49,371 and $35,889, respectively.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

3. NOTES RECEIVABLE, continued

The note is currently in default, but based on management’s assessment of the following factors, the Company believes that no impairment charge is necessary at December 31, 2013:

●	The Company holds a security interest in the assets of TCP;
●	The Company received payments of $15,000 from TCP during 2012 and $5,500 during 2013; and
●	In 2013, the Company entered into an agreement with TCP in which TCP is to provide to the Company certain assets, including ownership of a graphic novel and screenplay by June 2014. The Company shall be allocated 85% of future revenues derived from these assets. The Company believes the carrying value of the outstanding note receivable and accrued interest is recoverable through the projected undiscounted future cash flows of these assets to be obtained from TCP in satisfaction of the note.

4. ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $155,617 and $195,387 were still outstanding at December 31, 2013 and 2012, respectively), including $794,518 of amounts owed to Brian Altounian (of which $72,764 and $112,535 were still outstanding at December 31, 2013 and 2012, respectively), the Company’s CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

At the time of acquisition, the Company determined that the likelihood of such payable was probable through 2014. Accordingly, it recorded the fair value of the $1,514,000 liability herein of $1,017,000 on the date of acquisition based on expected repayment. Subsequently, the Company reviewed the treatment of the additional purchase price consideration recorded as acquisition related liabilities and in conjunction with its assessment of the recoverability of the related intangible assets acquired, determined that the portion of the acquisition related liabilities related to the additional purchase price consideration should be extinguished against the intangible assets impairment charge as the likelihood of paying those amounts was remote as of December 31, 2012. At December 31, 2013 and 2012, the fair value of such liabilities was $0. The related change in fair value for the year ended December 31, 2013 and 2012 was approximately $0 and $123,000, respectively, and was recorded as change in fair value of contingent consideration related to acquisition in the accompanying consolidated statements of operations.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

4. ACQUISITIONS, continued

Drunk Duck

On May 5, 2010, Wowio Texas entered into another asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash, of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of December 31, 2013 and 2012, Platinum retained ownership of 6.5% of the assets, as a result of amounts owed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of December 31, 2013 and 2012.

At the time of acquisition, the Company determined that the likelihood of such payable was probable through 2014. Accordingly, it recorded the fair value of the $500,000 liability herein of $362,000 on the date of acquisition based on estimated repayment. Subsequently, the Company reviewed the treatment of the additional purchase price consideration recorded as acquisition related liabilities and in conjunction with its assessment of the recoverability of the related intangible assets acquired, determined that the portion of the acquisition related liabilities related to the additional purchase price consideration should be extinguished against the intangible assets impairment charge as the likelihood of paying those amounts was remote as of December 31, 2012. At December 31, 2013 and 2012, the fair value of such liabilities was $0. The related change in fair value for the years ended December 31, 2013 and 2012 was $0.

Spacedog Entertainment, Inc.

Effective May 15, 2010, Wowio Texas entered into a securities purchase agreement with Spacedog Entertainment, Inc. (a New York S-Corporation) (“SDE”) pursuant to which SDE agreed to transfer to Wowio, Inc., all of the common stock of SDE in exchange for total consideration of $1,650,000, comprised of $107,000 in cash, 1,543,000 shares of common stock (valued at $1,543,000 - based on the estimated fair value on the measurement date) and an additional $1,000,000 to be paid via royalty at a rate of 100% of gross revenues generated from SDE assets. Subsequent to the $1,000,000 being satisfied, the seller shall no longer be entitled to receive any further royalties. In accordance with the agreement, the Company neither assumed nor became responsible, in any way, for any liabilities, debts or other obligations of SDE. The SDE legal entity was dissolved in July 2011 and operations are maintained within Wowio, Inc.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

4. ACQUISITIONS, continued

At the time of acquisition, management determined that the likelihood of such royalty payable was probable through 2014. Accordingly, it recorded the fair value of the $1,000,000 liability herein of $724,000 on the date of acquisition based on estimated repayment. Subsequently, the Company reviewed the treatment of the additional purchase price consideration recorded as acquisition related liabilities and in conjunction with its assessment of the recoverability of the related intangible assets acquired, determined that the portion of the acquisition related liabilities related to the additional purchase price consideration should be extinguished against the intangible assets impairment charge as the likelihood of paying those amounts was remote as of December 31, 2012. At December 31, 2013 and 2012, the fair value of such liabilities was $0. The related change in fair value for the years ended December 31, 2013 and 2012 of approximately $0 and $81,000, respectively, was recorded as change in fair value of contingent consideration related to acquisition in the accompanying consolidated statements of operations.

On December 12, 2012, the Company entered into a purchase agreement with the original owner of SDE, whereby the original owner re-acquired from the Company 10 specific titles from SDE. In exchange for the purchase of these 10 titles, the original owner was to return 255,000 shares of the Company’s common stock to the Company’s treasury and reduce the contingent royalty liability from $1,000,000 to $500,000. In connection with the reduction in the contingent royalty liability, the fair value of the liability based on the estimated repayment was reduced by $425,459. The 255,000 shares of common stock were received by the Company on May 10, 2013 and are reflected as a reduction to the stockholder receivable in the accompanying balance sheet as of December 31, 2013 (see Note 7).

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2012:

	Estimated			Impairment
	Life in	Allocated	Accumulated	and Other	Net Carrying
	Years	Value	Amortization	Adjustments	Value

Patent	17	$2,469,226	$(290,472)	$(2,178,754)	$-
Websites	3	1,744,800	(1,575,212)	(169,588)	-
Content library	5	1,613,771	(1,378,523)	(235,248)	-
		$5,827,797	$(3,244,207)	$(2,583,590)	$-

Amortization of other intangible assets was $1,044,542 and $3,244,207 for the year ended December 31, 2012 and for the period from Inception through December 31, 2013, respectively. In addition, during the year ended December 31, 2012, the Company recognized a net impairment of $(761,831), which is based on the Company’s assessment of the recoverability of such intangible assets and the continuing inability of the Company to meets its business plans. The net impairment of $(761,831) for the year ended December 31, 2012 is comprised of $1,393,131 related to the impairment of intangible assets net of $(2,154,962) related to the extinguishment of the acquisition related liabilities as of December 31, 2012 (see Note 4). Prior to the impairment charge, the Company recorded a reduction in the contingent royalty liability of $425,459 and a shareholder receivable of $765,000, which is the estimated fair value of the 255,000 shares of common stock to be returned to the Company by the original owner of SDE (see Notes 4 and 7) and recorded a corresponding change in the carrying value of the intangible assets.

6. NOTES PAYABLE

Revolving Loan

Effective September 21, 2012, the Company entered into a credit agreement (“Revolving Loan”) with TCA Global Credit Master Fund, LP (“TCA”), which provided the Company with an initial revolving loan commitment of $250,000. TCA may increase the commitment up to $2,000,000 upon the Company’s request and at TCA’s sole discretion. Net proceeds received from the Company amounted to $201,775 after deducting financing fees. The interest rate on this and all extensions of the Revolving Loan is 12% per annum, with a default rate of 18%. Per the agreement, accrued and unpaid interest on the unpaid principal balance shall be payable on a weekly basis beginning on September 28, 2012.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

The Revolving Loan had a 6-month term that may be extended for 6 months at TCA’s discretion with a 4% renewal fee. The loan is collateralized by a security interest in all tangible and intangible assets of the Company. The fees incurred by the Company for this facility are as follows: (i) a 4% transaction advisory fee, (ii) an asset monitoring fee of $1,500, (iii) due diligence fee of $10,000, (iv) document review and legal fees of $12,500, and (v) $17,500 for a brokerage fee to TCAs financing partner. The total amount the Company incurred as initial financing fees was $53,225 and was recorded as debt issuance costs. During the years ended December 31, 2013 and 2012, the Company amortized $24,394 and $28,831, respectively, to interest expense in the accompanying consolidated statement of operations. The Revolving Loan includes a minimum monthly fee of not less than 0.875% of the then applicable revolving loan commitment.

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant has an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Attached to each of the TCA Warrants was a mandatory redemption clause, which obligates the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates of six months (March 21, 2013) for Warrant #1, nine months (June 21, 2013) for Warrant #2, and twelve months (September 21, 2013) for Warrant #3. During 2013, the Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause.

The relative fair value of the warrants of $217,817 is treated as a discount and is amortized over the life of the Revolving Loan using the straight-line method, which approximates the effective interest method. During the years ended December 31, 2013 and 2012, the Company amortized $90,758 and $127,059, respectively to interest expense in the accompanying consolidated statements of operations.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

The Revolving Loan contains negative covenants, which states that the Company shall not, either directly or indirectly, create, assume, incur or have outstanding any funded indebtedness (as defined), or become liable, whether as endorser, guarantor, surety or otherwise, for any debt or obligation of any other person, or otherwise consummate any transaction or series of transactions involving the issuance of debt securities of the Company, except: (a) the obligations (as defined); (b) endorsement for collection or deposit of any commercial paper secured in the ordinary course of business; (c) obligations for taxes, assessments, municipal or other governmental charges; provided the same are being contested in good faith by appropriate proceedings and are insured against or bonded over to the satisfaction of TCA; (d) obligations for accounts payable, other than for money borrowed, incurred in the ordinary course of business; provided that, any management or similar fees payable by the Company shall be fully subordinated in right of payment to the prior payment in full of the loans made hereunder; (e) obligations existing on the date hereof which are disclosed on the consolidated financial statements; (f) unsecured intercompany funded indebtedness incurred in the ordinary course of business; (g) funded indebtedness existing on September 21, 2012 and set forth in the consolidated financial statements, including any extensions or refinancing of the foregoing, which do not increase the principal amount of such funded indebtedness as of the date of such extension or refinancing; provided such funded indebtedness is subordinated to the obligations owed to TCA pursuant to a subordination agreement, in form and content acceptable to TCA in its sole discretion, which shall include an indefinite standstill on remedies and payment blockage rights during any default; (h) funded indebtedness consisting of capital lease obligations or secured by permitted liens not to exceed $250,000 in the aggregate at any time; (i) contingent liabilities arising with respect to customary indemnification obligations in favor of purchasers in connection with dispositions permitted hereunder; (j) contingent liabilities incurred in the ordinary course of business with respect to surety and appeal bonds, performance bonds and other similar obligations; (k) contingent liabilities arising under indemnity agreements to title insurers to cause such title insurers to issue to TCA title insurance policies; and (l) funded indebtedness that is subordinate, as a matter of law, or pursuant to a separate subordination agreement acceptable to TCA, to the obligations of the Company to TCA hereunder or under any other loan document.

Pursuant to the terms of the Revolving Loan agreement, the Company shall not, nor shall the Company permit any of its subsidiaries to, either directly or indirectly, issue or distribute any additional capital stock or other securities of the Company or its subsidiaries with the prior written consent of TCA, provided, however, that in the event the Company seeks to issue or sell any of its securities in an amount of more than $1,000,000, then the Company may consummate such sale or issuance, without TCA’s consent, but only if the Company shall, from the proceeds of such sale or issuance, direct a sufficient amount of proceeds to be paid directly to TCA in full and final payment of the obligations of the Company under the Revolving Loan agreement and all other loan documents.

The Revolving Loan contains financial covenants, which consist of: (1) positive EBITDA to be maintained at all times; (2) the Company shall have cash flow and revenue projections that are not less than 75% of the cash flow and revenue projections shown on the financial projections provided by the Company to TCA as part of TCA’s due diligence. As of December 31, 2012 and through November 19, 2013, the Company was not in compliance with all covenants associated with the Revolving Loan. The lender provided a notice of default, which indicated that effective March 21, 2013, the default interest rate of 18% would be in effect. The amount of principal due at December 31, 2012 was $250,000. Accrued interest related to the Revolving Loan of $7,348 and $175 is included in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 2013 and 2012, respectively

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

On May 29, 2013, TCA formally served the Company with a Demand Notice for repayment of the principal balance of $250,000, the redemption of the three warrants, which totaled $90,000 and accrued interest of $11,649 for a total demand of $351,649, payable by June 7, 2013. Subsequently, the Company became aware that TCA filed a complaint against it and the Company’s CEO seeking to foreclose on the Company’s assets and money damages. As a result, a Clerk’s Entry of Default was entered against the Company and its CEO. Effective November 19, 2013, the Company and TCA entered into a settlement agreement, pursuant to which (i) the Company acknowledged that the aggregate amount it owed to TCA as of October 24, 2013 was $449,221 (consisting of the $250,000 revolving loan, $35,631 of accrued interest, $90,000 of warrant liability, $24,021 of legal and other fees and a $50,000 fee agreed to by the Company in connection with the restructuring), (ii) the Company made a payment of $65,631 against the outstanding balance, and (iii) TCA waived the defaults under the loan transaction and extended the due date of the outstanding amounts it is owed to May 19, 2014. On November 25, 2013, the court granted TCA’s Motion to Vacate the Clerk’s Entry of Default, the Clerk’s Entry of Default was vacated by the court, and the action was dismissed without prejudice. As of December 31, 2013 the amount owed to TCA was $390,939, comprised of $300,000 in revolving loan and $60,000 in warrant liability and $30,939 in accrued interest and fees both included in accounts payable and accrued expenses.

In accordance with relevant accounting guidance, the Company determined that the $50,000 restructuring fee met the requirement for debt extinguishment accounting and recorded a loss on debt extinguishment of $50,000 in the accompanying consolidated statement of operations for the year ended December 31, 2013.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

Notes Payable – Related Parties

During 2011, the Company issued $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at December 31, 2013 and 2012 was $112,570 and $121,815, respectively. Accrued interest related to notes payable – related parties of $5,713 and $3,758 is included in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 2013 and 2012, respectively.

On January 17, 2012 and June 15, 2012, the Company issued $10,000 and $1,000, respectively, of notes payable to one employee in lieu of compensation due. The notes matured on June 15, 2013 and accrue interest of 8% per year. The amount of principal due at December 31, 2013 and 2012 was $10,000. Accrued interest related to notes payable – related parties of $1,565 and $802 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

Notes Payable

Notes payable consist of the following at:

	December 31, 2013	December 31, 2012

Note payable to an individual, 12% interest rate, entered into in August 2011, due on demand	$14,448	$14,948

Note payable to an individual, 2% interest rate, entered into in November 2011, due on demand	20,000	20,000

Note payable to an individual, 8% interest rate, entered into in January 2012, due on demand	10,000	10,000

Secured note payable to an individual, 10% interest rate, entered into in December 2011, due on demand with default interest rate of 15%	100,000	100,000

Note payable to an individual, simple flat interest of $5,000, entered into in March 2013, due on demand	10,000	-

Secured note payable to an individual, 12% interest rate, entered into in September 2013, due January 2014	50,000	-

Note payable to an individual, 12% interest rate, entered into in November 2013, due March 2014	100,000	-

Notes payable to various individuals, 12% interest rate, entered into from August to December 2013, due one year from borrowing date	225,500	-
	529,948	144,948

Less current portion	(529,948)	(144,948)
	$-	$-

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

On December 20, 2011, the Company issued a 10% senior secured promissory note (“Secured Note”) to an individual in the amount of $100,000 and was initially due in December 2012. The Secured Note is secured by all of the Company’s intangible assets.

In connection with the Secured Note, the Company granted a warrant to purchase 666,667 shares of the Company’s common stock at an exercise price of $0.15 per share that expires in December 2018. The relative fair value of the warrant of $95,082 was treated as a discount to the Secured Note and was amortized over the life of the Secured Note. During the year ended December 31, 2012, $91,120 was amortized to interest expense in the accompanying consolidated statement of operations. The discount was fully amortized by December 31, 2012.

In February 2013, the Company entered into a waiver and amendment #1 agreement to the Secured Note, extending the maturity date of Secured Note from December 20, 2012 to June 20, 2013. In connection with this waiver and amendment #1 agreement, the Company issued a warrant for the purchase of 200,000 shares of common stock with an exercise price of $0.15 per share that will expire in February 2016. The fair value of the warrant was approximately $380,000, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 3.0 years, volatility of 58.90%, discount rate of 0.42% and dividend rate of zero. In accordance with relevant accounting guidance, the Company determined that the issuance of the warrants met the requirement for debt extinguishment accounting. There was no gain or loss recognized in connection with the extinguishment. Since the warrant was issued in connection with a debt instrument, the Company recorded the fair value of the warrant of $79,167 as debt discount to be amortized over the life of the note. During 2013, the Company amortized $79,167 to interest expense in the accompanying consolidated statement of operations. In addition, the Company agreed to pay interest at 10% for the first 4 months and 15% for the following 12 months. In February 2014, the Company extended the maturity date from June 30, 2013 to June 20, 2015 (see Note 11).

On April 24, 2013 the Company revised a March 2013 Lending Agreement and Promissory Note to an individual in the initial amount of $60,000 in principal with simple flat interest $2,500 to $70,000 in principal with simple flat interest of $5,000 with payments due through July 2013. Principal payments with interest shall be paid either directly by the Company or via direct distribution agreements by third party to the holder. The Company made $60,000 in principal payments during 2013 and paid off the remaining principal and interest on this note in January 2014.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

On June 30, 2013 the Company retired two promissory notes, one for $75,000 dated January 22, 2013 and one for $25,000 dated February 21, 2013, related to the exercise of 500,000 warrants (See Note 7).

Accrued interest related to notes payable of $46,764 and $14,319 is included in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 2013 and 2012, respectively.

Convertible Notes Payable

Convertible notes payable consist of the following at:

	December 31, 2013	December 31, 2012

Secured convertible note, 8% interest rate, entered into in March 2012, originally due September 2012 (modified from promissory note in July 2012), now due on demand with default interest rate of 13%	$100,000	$100,000

Secured convertible note, 10% interest rate, entered into in April 2012, originally due October 2012, now due on demand with default interest rate of 15%	10,000	10,000

Secured convertible notes, 10% interest rate, entered into in May 2012, originally due May 2013, now due on demand with default interest rate of 15%, net of discount of $0 and $16,875, respectively	45,000	28,125

Secured convertible notes, 10% interest rate, entered into in May 2012, originally due May 2013, now due on demand with default interest of 15%, net of discount of $0 and $29,167, respectively	70,000	40,833

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

Secured convertible note, 10% interest rate, entered into in June 2012, originally due June 2013, now due on demand with default interest rate of 15%, net of net of discount of $0 and $25,667, respectively	50,000	30,333

Secured convertible note, 10% interest rate, entered into in July 2012, originally due July 2013, now due on demand with default interest rate of 15%, net of discount of $0 and $8,334, respectively	100,000	91,666

Secured convertible note, 10% interest rate, entered into in August 2012, originally due February 2013, now due on demand with default interest rate of 15%, net of discount of $0 and $1,667, respectively	10,000	8,333

Secured convertible note, 10% interest rate, entered into in August 2012, originally due February 2013, now due on demand with default interest rate of 15%, net of discount of $0 and $4,166, respectively	25,000	20,834

Secured convertible note, 10% interest rate, entered into in September 2012, originally due September 2013, now due on demand, net of discount of $0 and $7,292, respectively	10,000	2,708
	420,000	332,832

Less current portion	(420,000)	(332,832)

	$-	$-

On February 9, 2012, the Company issued a 10% secured convertible note (“February Convertible Note”) to an individual in the amount of $50,000 that was due in August 2012. Net proceeds received by the Company amounted to $29,318 after deducting payments of $20,682 for outstanding accounts payable balances. The February Convertible Note was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On October 12, 2012 the holder of the February Convertible Note converted $50,000 of principal and $2,500 of accrued interest into 350,000 shares of common stock.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

In connection with the February Convertible Note, the Company granted a warrant to purchase 333,334 shares of the Company’s common stock at an exercise price of $0.15 per share that expires in February 2019. The relative fair value of the warrant of $47,530 and the value of the BCF of $2,470, which are limited to the face amount of the February Convertible Note, are treated as discounts to the February Convertible Note and was amortized over the life of the February Convertible Note. During the year ended December 31, 2012, the Company amortized $50,000 to interest expense in the accompanying consolidated statement of operations.

On March 13, 2012, the Company issued an 8% promissory note (“Promissory Note”) to an individual in the amount of $100,000 that was due in September 2012. Net proceeds received by the Company amounted to $71,373 after deducting payments of $28,627 for outstanding accounts payable balances. In connection with the Promissory Note, the Company granted a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 per share that expires in March 2019. This warrant was exercised in June 2013 (see Note 7). The relative fair value of the warrant of $93,447 is treated as a discount to the Promissory Note and was amortized over the life of the Promissory Note. During the year ended December 31, 2012, the Company amortized $93,447 to interest expense in the accompanying consolidated statement of operations.

On July 13, 2012, the Company entered into an addendum to modify the Promissory Note to include a conversion feature (“July Convertible Note”). The July Convertible Note can be converted into shares of the Company’s common stock at a conversion price of $0.20 per share. The Promissory Note matured in September 2012. In accordance with applicable accounting guidance, this is treated as a debt extinguishment and the July Convertible Note is recorded as a new instrument. There was no gain or loss on the debt extinguishment. The BCF of $100,000, which is limited to the face amount of the note, is treated as a discount and is amortized over the remaining life of the note. During the years ended December 31, 2013 and 2012, the Company amortized $8,334 and $91,666, respectively, to interest expense in the accompanying consolidated statement of operations.

On October 13, 2012, the Company issued 50,000 shares of common stock to the note holder of the July Convertible Note in exchange for a 6-month extension. The July Convertible Note is now due on demand. In accordance with relevant accounting guidance, the Company determined that the issuance of shares of common stock met the requirement for debt extinguishment accounting and as a result, the Company recorded the fair value of $150,000 (computed as 50,000 shares of common stock at a share price of $3.00) as loss on debt extinguishment.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

On April 17, 2012, the Company issued a 10% secured convertible note (“April Convertible Note”) to an individual in the amount of $10,000 that was due in October 2012 and is now due on demand. The April Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The April Convertible Note is secured by all of the Company’s intangible assets. In connection with the April Convertible Note, the Company granted a warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.50 per share that expires in April 2019. The relative fair value of the warrant of $8,438 and the value of the BCF of $1,562, which are limited to the face amount of the April Convertible Note, are treated as a discount to the April Convertible Note and were amortized over the life of the April Convertible Note. During the year ended December 31, 2012, the Company amortized $10,000 to interest expense in the accompanying consolidated statement of operations.

During May and June 2012, the Company issued a series of 10% secured convertible notes (“May and June Convertible Notes”) to individuals in the aggregate amount of $171,000 that matured through June 2013 and are now due on demand. Net proceeds received from the Company amounted to $113,806 after deducting payments of $57,194 for outstanding accounts payable balances. The May and June Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The May and June Convertible Notes are secured by all of the Company’s intangible assets. The value of the BCF of $171,000, which is limited to the face amount of the May and June Convertible Notes, is treated as a discount to the May and June Convertible Notes and is amortized over the life of the May and June Convertible Notes. During the years ended December 31, 2013 and 2012, the Company amortized $71,709 and $99,291, respectively, to interest expense in the accompanying consolidated statements of operations.

On July 13, 2012, the Company issued a 10% secured convertible note (“July Convertible Note #2”) to an individual in the amount of $100,000 that was due in January 2013. The July Convertible Note #2 is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. In connection with the July Convertible Note #2, the Company granted a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share that expired in July 2019. This warrant was fully exercised in December 2012 (See Note 8). The relative fair value of the warrant of $96,667 and the value of the BCF of $3,333, which are limited to the face amount of the July Convertible Note #2, are treated as discounts to the July Convertible Note #2 and will be amortized over the life of the July Convertible Note #2. During the years ended December 31, 2013 and 2012, the Company amortized $0 and $100,000, respectively, to interest expense in the accompanying consolidated statements of operations.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

On December 14, 2012, the Company entered into a waiver and amendment agreement with the holder of the July Convertible Note #2. The amendment modified the maturity date from January 13, 2013 to July 13, 2013. The July Convertible Note is now due on demand. In consideration for the extension and to waive any and all events of defaults (as defined), the Company issued 250,000 shares of common stock to the holder. In accordance with relevant accounting guidance, the Company determined that the issuance of shares of common stock met the requirement for debt extinguishment accounting and as a result, the Company recorded the fair value of $750,000 (computed as 250,000 shares of common stock at a share price of $3.00), as loss on debt extinguishment.

On August 3, 2012, the Company issued a 10% secured convertible note to an individual in the amount of $10,000, which was due in February 2013 and is now due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The convertible note is secured by all of the Company’s intangible assets. The BCF of $10,000 is treated as a discount and is amortized over the life of the note. During the years ended December 31, 2013 and 2012, the Company amortized $1,667 and $8,333 to interest expense in the accompanying consolidated statements of operations.

On August 8, 2012, the Company issued a 10% secured convertible note (“August 2012 Convertible Note”) to an individual in the amount of $25,000, which was due in February 2013 and is now due on demand. The August 2012 Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The August 2012 Convertible Note is secured by all of the Company’s intangible assets. The BCF of $25,000 is treated as a discount and is amortized over the life of the August 2012 Convertible Note. During the years ended December 31, 2013 and 2012, the Company amortized $4,166 and $20,834, respectively, to interest expense in the accompanying consolidated statements of operations.

On September 24, 2012, the Company issued a 10% secured convertible note (“September 2012 Convertible Note”) to an individual in the amount of $10,000, which was due in September 2013 and is now due on demand. The September 2012 Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The September 2012 Convertible Note is secured by all of the Company’s intangible assets. The BCF of $10,000 is treated as a discount and is amortized over the life of the September 2012 Convertible Note. During the years ended December 31, 2013 and 2012, the Company amortized $7,292 and $2,708, respectively to interest expense in the accompanying consolidated statements of operations.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

6. NOTES PAYABLE, continued

On December 14, 2012, the Company issued a 10% convertible senior promissory note (“December 2012 Convertible Note“) to an individual in the amount of $50,000 with a conversion price of $0.20 per share, which was due in December 2013. On that same day, the holder converted the entire amount of the December 2012 Convertible Note of $50,000 into 250,000 shares of common stock. The BCF of $50,000 is treated as a discount and is amortized over the life of the December 2012 Convertible Note. During the year ended December 31, 2012, the Company amortized $50,000 to interest expense in the accompanying consolidated statement of operations.

Accrued interest related to convertible notes payable of $68,161 and $25,995 is included in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, a number of the outstanding related parties notes payable, notes payable and convertible notes payable balances became delinquent. The Company is working with the note holders to negotiate new terms.

7. STOCKHOLDERS’ EQUITY

Reverse Stock Splits

In January 2014, the Company effected a one-for-ten reverse stock split of the Company’s outstanding shares of common stock (effective January 21, 2014) and of the Company’s outstanding shares of Series A Preferred Stock (effective January 22, 2014). The accompanying consolidated financial statements have been updated to reflect the effect of these reverse stock splits.

Preferred Stock

On March 9, 2012 and amended on September 10, 2012, the Company designated and determined the rights and preferences of 5,000,000 shares of Series A convertible preferred stock (“Series A”) with a par value of $0.0001. The Company is authorized to issue 5,000,000 shares of Series A. The holders of Series A are entitled to receive dividends in preference to dividends on common stock and are entitled to vote together with the holders of common stock with a voting right equivalent to 50 votes of common stock for each share of Series A held. Holders of Series A may transfer their shares into two shares of common stock with the consent of all Series A holders or one share of common stock without such consent. In the event of liquidation, the holders of Series A shall be issued one share of common stock for every 50 shares of Series A.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

7. STOCKHOLDERS’ EQUITY, continued

On March 9, 2012, the Company entered into a settlement agreement with CEO Brian Altounian for the issuance of 330,000 shares of Series A for $66,000 of unpaid and accrued salary. The estimated fair value of the shares was $990,000 at $3.00 per share (based on the measurement date) and the excess of $924,000 between the estimated fair value of the shares and the related amount of accrued salary was recorded as loss on settlement of accrued expenses in the accompanying consolidated statement of operations.

On June 19, 2012, the Company issued 85,000 shares of Series A as part of a signing bonus in connection with an agreement entered into with an employee. The value of the shares was $255,000 (based on the measurement date) and was recorded in compensation expense in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012.

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the original service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the years ended December 31, 2013 and 2012, the Company amortized $29,220 and $142,995, respectively, as compensation expense in general and administrative expenses in the accompanying consolidated statement of operations.

On April 2, 2012, the Company designated and determined the rights and preferences of 2,000,000 shares of Series B convertible preferred stock (“Series B”) with a par value of $0.0001. The Company is authorized to issue 2,000,000 shares of Series B. The holders of Series B are entitled to receive dividends in preference to any dividends on common stock and are entitled to vote together with the holders of common stock with a voting right equivalent to 300 votes of common stock for each share of Series B held. Holders of Series B may transfer their shares into three shares of common stock with the consent of all Series B holders or one share of common stock without such consent. In the event that two or more shareholders who combined own more than 20% of the outstanding common stock enter into an agreement for the purpose of acquiring, holding, voting or disposing of any voting securities of the Company, then the holders of Series B, as a class, shall be issued three shares of common stock for every share of common stock outstanding. In the event of liquidation, the holders of Series B shall be issued one share of common stock for every 300 shares of Series B.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

7. STOCKHOLDERS’ EQUITY, continued

Common Stock/Members’ Units

The following is a summary of common stock and members’ units transactions from Inception through December 31, 2013:

2009

In fiscal year 2009, the Company issued 82,000,000 members’ units to its Founders.

In fiscal year 2009, the Company issued 19,640,000 members’ units at a price of $0.05 per share for cash proceeds of $982,000.

In fiscal year 2009, the Company issued 3,200,000 members’ units valued at a price of $0.05 per share in satisfaction of $114,000 of accounts payable. In connection with this issuance, the Company expensed $46,000 representing the difference between the amount of the payable and the estimated fair value of members’ units issued.

2010

In January 2010, the Company issued 100,000 members’ units at a price of $0.05 per share for cash proceeds of $5,000.

In May 2010, the Company issued an aggregate of 20,430,000 members’ units at a price of $0.10 per share, totaling $2,043,000, in connection with acquisitions.

In June 2010, the Company issued an aggregate of 2,024,000 members’ units at a price of $0.10 per share in return for $202,400 of services rendered.

In June 2010, the Company issued 5,000 shares of common stock at a price of $1.00 per share for cash proceeds of $5,000.

In June 2010, the Company issued an aggregate of 87,370 shares of common stock at a price of $1.00 per share in return for $87,370 of services rendered.

In June 2010, the Company issued an aggregate of 250,000 shares of common stock at a price of $1.00 per share in return for $250,000 of advisory board services.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

7. STOCKHOLDERS’ EQUITY, continued

In August 2010, the Company issued 2,000 shares of common stock at a price of $1.00 per share as a charitable contribution.

In fiscal year 2010, the Company issued an aggregate of 17,352,000 members’ units at a price of $0.10 per share for cash proceeds of $1,735,200.

In fiscal year 2010, the Company converted to a C corporation and issued 14,474,600 shares of common stock in return for an aggregate of 144,746,000 members’ units.

In fiscal year 2010, the Company issued 1,049,200 shares of common stock at a price of approximately $2.50 per share for cash proceeds of $2,620,000.

2011

In April 2011, the Company issued 700,000 shares of common stock at a price of $0.10 per share in connection with the exercise of a warrant. In lieu of proceeds, an outstanding payable of $70,000 to the warrant holder was extinguished.

In fiscal year 2011, the Company issued an aggregate of 70,412 shares of common stock at a price of $3.00 per share for cash proceeds of $211,220.

In fiscal year 2011, the Company issued an aggregate of 18,400 shares of common stock at a price of $2.50 per share for cash proceeds of $46,000.

In fiscal year 2011, the Company issued an aggregate of 18,340 shares of common stock at a price of $3.00 per share in return for $55,020 for services rendered.

In fiscal year 2011, the Company issued an aggregate of 150,975 shares of common stock at a price of $3.00 per share in return for $452,925 of employee compensation.

2012

On April 2, 2012, the Company approved an increase in the number of authorized common shares with par value of $0.0001 from 300,000,000 to 500,000,000 shares.

In February 2012, the Company issued 200,000 shares of common stock at a price of $3.00 per share for a value of $600,000 of advisory board services. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting and is to be amortized as compensation cost ratably over the service period of twelve months. The Company amortized $75,000 and $525,000 of compensation expense for the years ended December 31, 2013 and 2012, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

7. STOCKHOLDERS’ EQUITY, continued

In February 2012, the Company issued 3,000 shares of common stock, at a price of $3.00 per share, as settlement of $9,000 of accrued expenses.

In February 2012, the Company sold 1,667 shares of common stock at a price of $3.00 per share for cash of $5,000.

In March 2012, the Company sold 4,684 shares of common stock at a price of $3.00 per share for cash of $14,050.

On June 19, 2012, the Company issued an aggregate of 600,000 shares of common stock at $3.00 per share as part of signing bonuses in connection with employment agreements entered into with two employees. The value of the shares was $1,800,000 (based on the fair value of the common stock on the measurement date) and was recorded in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012.

On June 19, 2012, the Company issued an aggregate of 500,000 shares of common stock at $3.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the original service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the years ended December 31, 2013 and 2012, the Company amortized $171,893 and $841,146 in general and administrative expenses in the accompanying consolidated statements of operations.

On September 7, 2012, the Company issued 280,000 shares of common stock as settlement of $56,000 of accrued expenses for consulting services. The fair value of the shares issued was $840,000 at $3.00 per share (based on the fair value of the common stock on the measurement date) and the excess amount of $784,000 between the estimated fair value of the shares and the related amount of accrued expenses was recorded as loss on settlement of accrued expenses in the accompanying consolidated statement of operations.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

7. STOCKHOLDERS’ EQUITY, continued

On October 12, 2012 the holder of the February Convertible Note converted $50,000 of principal and $2,500 of accrued interest into 350,000 shares of common stock (see Note 6).

On October 13, 2012, the Company issued 50,000 shares to the note holder of the Promissory Note (see Note 6) in exchange for a 6-month extension of note, which is now due March 13, 2013.

On December 14, 2012, the Company issued 250,000 shares to the note holder of the July Convertible Note #2 (see Note 6) in exchange for a 6-month extension of note, which is now due July 13, 2013.

On December 14, 2012, the Company issued 250,000 shares for the conversion of the December 2012 Convertible Note (see Note 6).

On December 17, 2012, the Company issued 1,000,000 shares for the exercise of warrants at a price per share of $0.10 for proceeds of $100,000.

On December 19, 2012, the Company issued 75,000 shares of common stock to a vendor for settlement of accrued expenses of $15,000. The value of the shares was $225,000, which was computed based on 75,000 shares and $3.00 per share stock price. The excess value of the shares of $210,000 is recorded as loss on settlement of accrued expenses in the Company’s consolidated statement of operations.

2013

On January 31, 2013, the Company entered into an agreement with a consultant to provide the following services, including, but not limited to: financial management and strategy, establishing strategic partnerships, sales and marketing, business development services, and ongoing strategic business consulting as requested by the Company for a period of one year. In exchange, the Company agreed to issue the consultant 320,000 shares of common stock. The value of the shares was $640,000, which was computed based on 320,000 shares at 2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $586,667 in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2013.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

NOTE 7 - STOCKHOLDERS’ EQUITY, continued

On February 15, 2013, the Company entered into an agreement with a consultant to provide strategic planning services, business development introductions, and other consulting services to the Company for a period of one year. In exchange, the Company agreed to issue the consultant 1,000,000 shares of common stock. The value of the shares was $2,000,000, which was computed based on 1,000,000 shares at a $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $1,750,000 in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2013.

On March 5, 2013, the Company issued 10,000 shares of common stock, at a price of $2.00 per share for cash proceeds of $20,000 to a third party investor.

On June 18, 2013, a convertible promissory note, originally issued on June 18, 2012 for $6,000, became due and the note holder chose to convert the outstanding principal plus accrued interest of $600 into common stock with a conversion price of $0.20 per share. The Company converted the note and issued 33,000 shares of common stock.

On June 18, 2013, the Company issued a total of 285,000 shares of common stock, at a price of $2.00 per share, to employees as compensation for continuing to support the Company's efforts. The Company recorded $570,000 related to these shares as compensation expense in the consolidated statement of operations for the year ended December 31, 2013.

Stockholder Receivable

On December 12, 2012, the Company entered into a purchase agreement with the original owner of SDE, an unrelated third party, whereby the original owner re-acquired from the Company 10 specific titles from SDE. In exchange for the purchase of these 10 titles, the original owner returned 255,000 shares of the Company’s common stock, at a contractually agreed-upon value of $3.00 per share, to the Company’s treasury and reduce the contingent royalty liability from $1,000,000 to $500,000 (see Note 4). The 255,000 shares of common stock were received by the Company on May 10, 2013 and are reflected as an elimination of the stockholder receivable.

Warrants

On February 9, 2012, the Company granted a warrant to purchase an aggregate of 333,334 shares of the Company’s common stock at an exercise price of $0.15 per share in connection with the February Convertible Note (see Note 6).

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

7. STOCKHOLDERS’ EQUITY, continued

On March 13, 2012, the Company granted a warrant to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.20 per share in connection with the Promissory Note (see Note 6).

On April 17, 2012, the Company granted a warrant to purchase an aggregate of 20,000 shares of the Company’s common stock at an exercise price of $0.50 per share in connection with the April Convertible Note (see Note 6).

On July 13, 2012, the Company granted a warrant to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share in connection with the July Convertible Note #2 (see Note 6), which was exercised for 1,000,000 shares of common stock during 2012 (see above).

On September 21, 2012, the Company granted a series of three warrants to purchase an aggregate of 552,471 shares of the Company’s common stock at an exercise price of $0.01 per share in connection with the Revolving Loan (see Note 6). These warrants were not exercised and expired during 2013.

On February 14, 2013, the Company entered into a waiver and amendment #1 agreement to the Secured Note (see Note 6), extending the maturity date to June 30, 2013. In connection with this agreement, the Company issued a warrant to purchase 200,000 shares of common stock with an exercise price of $0.15 per share that will expire on February 12, 2016 (see Note 6).

On June 30, 2013, a warrant for the purchase of 500,000 shares of common stock, originally issued on March 5, 2012, was exercised at a price of $0.20 per share. The warrant holder had provided the Company with two loans, one for $75,000 dated January 22, 2013 and one for $25,000 dated February 21, 2013. The Company retired these promissory notes to exercise the 500,000 warrants (See Note 6).

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

7. STOCKHOLDERS’ EQUITY, continued

The following represents a summary of all warrant activity for the year ended December 31, 2013:

	Outstanding Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2012 (2)	2,272,472	$0.30	$6,051,883
Grants	200,000	0.15
Exercised	(500,000)	0.20
Cancelled	(752,471)	0.67

Outstanding and exercisable at December 31, 2013 (2)	1,220,001	$0.16	$2,250,002

(1)	Represents the difference between the exercise price and the estimated fair value of the Company's common stock at the end of the reporting period.
(2)	The warrants outstanding and exercisable at December 31, 2013 and December 31, 2012 have a weighted-average contractual remaining life of 4.55 years and 4.27 years, respectively.

The following table presents details of the assumptions used to calculate the grant date fair value using the Black-Scholes option-pricing model for non-derivative common stock warrants granted by the Company:

	Year Ended
	December 31, 2013	December 31, 2012

Expected term (in years)	3	7
Expected volatility	58.90%	68.86% - 74.91%
Risk-free interest rate	0.42%	0.27% - 1.43%
Expected dividends	-	-
Grant date fair value per share	$0.19	$0.27 - $0.29

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

8. INCOME TAXES

The Company is subject to taxation in the United States and California. The Company does not have any income tax provision for the years ended December 31, 2013 and 2012 due to current and historical losses.

The provision for income taxes using the statutory federal income tax rate of 34% as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2013	2012

Federal tax benefit at statutory rate	$(1,631,000)	$(3,146,000)
State tax benefit, net	(280,000)	(375,000)
Loss on extinguishment of debt	-	958,000
Other differences	1,000	-
Change in valuation allowance	1,910,000	2,563,000

Provision for income taxes	$-	$-

At December 31, 2013 and 2012, the Company had a net deferred tax asset of approximately $7,539,000 and $5,629,000, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

8. INCOME TAXES, continued

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2013	2012

Deferred tax assets:
Federal and state net operating loss carryforwards	$6,135,000	$3,279,000
Stock-based compensation	857,000	857,000
California franchise tax	(106,000)	(177,000)
Differences in tax basis	1,227,000	1,507,000
Accrued expenses and other	(574,000)	163,000

Total deferred tax assets	7,539,000	5,629,000

Less valuation allowance	(7,539,000)	(5,629,000)

Net deferred income tax asset	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,910,000 and $2,563,000 in 2013 and 2012, respectively.

As of December 31, 2013, the Company has net operating loss carry forwards to offset future federal taxable income of approximately $14,000,000 and state taxable income of approximately $15,400,000, which begin to expire in 2029 through 2033.

The Company files tax returns with federal and state jurisdictions. The Company is no longer subject to IRS examinations for periods prior to 2010 or state examinations for periods prior to 2009 although certain carryforward attributes that were generated prior to such periods may still be adjusted by the IRS.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

9. RELATED PARTY TRANSACTIONS

In July 2009, the Company entered into a management fee agreement with Alliance Acquisition Corp. (“Alliance”). At December 31, 2013 and 2012, Alliance held 1,275,000 shares of the Company’s common stock. At December 31, 2013 and 2012, Brian Altounian, CEO, owned approximately 34% of Alliance. Alliance provides the Company with general business support services, including, but not limited to, the following: providing executive and administrative level support, general office support, investor relations assistance, human resource assistance, financial and accounting assistance, legal support, office equipment and office space. From time to time Alliance would advance the Company capital and pay expenses on behalf of the Company. Additionally, from time to time, the Company would advance Alliance capital and pay expenses on behalf of Alliance. Based on the level of support provided/required by the Company, the monthly management fee has been adjusted. Most notably, based on the decline in operations and required support by the Company, in November 2011, the monthly support fee was reduced to $5,000. The monthly fee was $5,000 for the period from November 2011 through June 2013. The management fee was terminated effective July 1, 2013.

The following table summarizes the activity between the Company and Alliance during the period from Inception through December 31, 2013:

Management fee payable – July 1, 2009 (“Inception”)	$-
Management fee	150,000
Payments to/on behalf of Alliance	(113,852)

Management fee payable - December 31, 2009	36,148

Management fee	390,000
Advances to/payments on behalf of the Company	1,419,370
Payments to/on behalf of Alliance	(2,497,067)

Management fee receivable - December 31, 2010	(651,549)

Management fee	410,000
Advances to/payments on behalf of the Company	437,624
Payments to/on behalf of Alliance	(215,332)

Management fee receivable - December 31, 2011	(19,257)

Management fee	60,000
Advances to/payments on behalf of the Company	(1,480)
Payments to/on behalf of Alliance	(35,595)

Management fee payable - December 31, 2012	3,668

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

9. RELATED PARTY TRANSACTIONS, continued

Management fee	30,000
Advances to/payments on behalf of the Company	-
Payments to/on behalf of Alliance	(3,338)

Management fee payable - December 31, 2013	$30,330

From Inception through December 31, 2013, members of Mr. Altounian’s family have purchased approximately 204,700 shares of common stock for $149,000 in connection with various private placement memorandums offered by the Company. Additionally, the Company issued 30,350 shares of common stock valued at $30,350 (based on the estimated fair value of the common stock on the measurement date) for consulting services provided by Mr. Altounian’s brother.

See disclosure of additional related party transactions in Notes 4, 6, 7, and 10.

10. COMMITMENTS AND CONTINGENCIES

Operating leases

In April 2012, the Company entered into a 39-month non-cancelable operating lease agreement for its facility in Los Angeles, California, which the Company vacated in July 2013. The lease required monthly payments ranging from approximately $9,000 to $10,000 per month. The lease expense was approximately $39,000 and $69,000 for the years ended December 31, 2013 and 2012, respectively.

In October 2013, the Company entered into a non-cancelable short-term operating lease agreement for its facility in Los Angeles, California that expired in March 2014. The lease required monthly payments of approximately $4,000 per month.

In April 2014, the Company entered into a month-to-month operating lease agreement for its facility in West Hollywood, California. The lease requires monthly payments of $2,500 per month.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

10. COMMITMENTS AND CONTINGENCIES, continued

Royalties

In connection with certain of the Company’s acquisitions, the Company has entered into various royalty agreements (see Note 4). Royalty payments related to acquisitions range from 10% to 100% of related revenue, as summarized below:

•	Wowio, LLC - 20% of related revenue until all purchase price consideration has been satisfied, then 10% of related revenue through perpetuity.

•	Duck – 10% of related revenue until all purchase price consideration has been satisfied, with no subsequent royalty amounts due.

•	SDE - 100% of related revenue until all purchase price consideration has been satisfied, with no subsequent royalty amounts due.

Additionally, the Company enters into royalty agreements with the authors of the eBooks included on its websites, which call for royalty payments based on various percentages of revenues earned, less processing fees and in the case of Sponsored Downloads, a fixed price per download.

Management Fees

The Company has entered into a management fee agreement with Alliance to provide various management services for the Company (see Note 9). The agreement required monthly payments to Alliance in the amount of $5,000. The Company terminated the agreement effective July 1, 2013.

Employment Agreements

The Company entered into a two-year agreement with its Chief Executive Officer, which expires in March 2016, with an automatic renewal period of two years unless otherwise terminated. The employment agreement requires annual base salary payments of approximately $200,000 per year. In addition, the executive is entitled to bonuses ranging in excess of 25% of his base salary based on various factors, including but not limited to the Company’s financial performance, amount of financing received and producer fee credits. Pursuant to the agreement, if the executive is terminated without cause, he is entitled to receive an amount equal to six months of his annual base salary.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

10. COMMITMENTS AND CONTINGENCIES, continued

Consulting Agreements

In May 2013, the Company entered into an agreement with a consultant to provide and arrange investor meetings to communicate key Company fundamentals, technical aspects and operations to potential retail investors and financial advisors, registered representatives and money managers. In exchange, the Company agreed to pay consultant a monthly fee of $8,500 and issue the consultant 50,000 shares of common stock. Both parties agreed that the consulting services would begin after the Company’s stock is available to retail investors. No amounts were paid or due under this agreement through December 31, 2013.

Indemnities and Guarantees

During the normal course of business, we have made certain indemnities and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include certain agreements with our officers under which we may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with the Company's acquisitions, the parties have agreed to indemnify each other from claims relating to the acquisition agreement. In connection with the Company's publisher agreements, the parties have agreed to indemnify each other from certain claims relating to the agreements. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments we would be obligated to make. Historically, we have not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying balance sheets.

Legal

On October 7, 2013, a former employee filed a complaint against the Company and its CEO, seeking past due wages of $57,096, damages and attorney’s fees. The Company has accrued the amount of past due wages in Notes payable - related parties in the accompanying consolidated balance sheet and although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not believe the ultimate resolution of this lawsuit will have an adverse material effect on the Company’s financial condition, results of operations or cash flows.

In the normal course of business, we may become involved in various legal proceedings. We know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Wowio, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2013 and 2012 and

For The Period From June 29, 2009 (Inception) Through December 31, 2013

11. SUBSEQUENT EVENTS

Conversion Of Notes Payable

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,930 of accrued and unpaid interest into 1,279,655 shares of the Company’s common stock.

Notes Payable

In January 2014, the Company issued Promissory Notes to two individuals in an aggregate amount of $5,000. These notes bear interest at 12% annually; have a term of 12 months and mature in January 2015.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000. The note bears interest at 12% annually, with minimum accrued interest of $36,000 due by the maturity date of January 2015. In connection with the note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017.

In February 2014, the Company entered into a waiver and amendment #2 to the Secured Note (see Note 6), extending the maturity date from June 20, 2013 to June 20, 2015. At the same time, the noteholder used $22,922 in accrued and unpaid interest on the Secured Note to exercise warrants to purchase 152,816 shares of the Company’s common stock.

Consulting Agreements

In January 2014 the Company entered into a one-year agreement with a consultant to provide introductions to capital resources and investors as well as provide investor relations services. In exchange, the Company agreed to pay consultant a monthly fee of $12,000.

The Company has evaluated subsequent events after the balance sheet date and based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive and financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our Chief Executive Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our directors and executive officers. Each director serves until he or she is removed or resigns, or a successor is elected. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position
Brian Altounian	50	Chief Executive Officer, President, Treasurer and Chairman of Board of Directors
Jacob Morris	51	Chief Operating Officer
Linda Engelsiepen	50	Corporate Secretary
Zachary Pennington	38	Director

Biographical information for our directors and executive officers is as follows:

Brian Altounian. Brian Altounian has served as our President, Chief Executive Officer, and Chairman of the board of directors since June 11, 2010 and as President since July 1, 2009. Since July 2009, Mr. Altounian has also served as a director and Chief Executive Officer of Alliance Acquisitions, Inc. (“Alliance”). Mr. Altounian devotes approximately 5% of his business time to Alliance, and 95% of this business time to the Company. Alliance provides management consulting advisory services to a small number (5) of startup companies. Mr. Altounian, through Alliance, provides those advisory services on an as-needed basis. Mr. Altounian’s background includes business development, finance, operations and administration. He has applied these skills to a variety of start-up companies, Fortune 100 companies, and public and private organizations. From January 2006 through June 30, 2009, he was Chief Operating Officer and President of Platinum Studios, Inc. (OTCBB: PDOS), a publicly traded entertainment company that controls an international library of comic book characters, which it adapts, produces and licenses for all forms of media. Mr. Altounian sat on the board of directors of Platinum Studios from November 2007 through May 15, 2011.

Mr. Altounian’s expertise is in the area of developing corporate infrastructure, and preparing early-stage companies to access capital through the public and private equity markets. He has held management positions including Director, Vice President, President, and Chief Executive Officer, and has served on the Boards of Cereplast, Inc. (OTCBB: CERP) from September 2005 through January 22, 2008, Machine Talker (OTCBB: MACH) from June 2004 through July 10, 2006 and was Chairman of the Board of XsunX, Inc. (OTCBB: XSNX) from September 30, 2003 through June 30, 2006. He has played an active role in a number of early-stage technology companies that have progressed to the public markets, including OriginOil, Inc. (OTCBB: OOIL), BioSolar, Inc. (OTCBB: BSRC), Warp9, Inc. (OTCBB: WNYN), and Carbon Sciences, Inc. (OTCBB: CABN). In addition to his experience with startup technology and intellectual property companies, Mr. Altounian has worked in the entertainment industry with management and executive-level positions in the areas of finance, administration, operations and business development. Mr. Altounian has served as Executive Producer of a number of films, including the documentary feature film, LOST IN WOONSOCKET and the independent feature film, AUDREY. He was also the company representative for comic-book-based entertainment company Platinum Studios on the feature film COWBOYS AND ALIENS. In addition to his work with film, he has worked on numerous television series including The National Geographic Television Specials for NBC, a number of children’s series for Nickelodeon and Disney Channel and countless other national documentary series for PBS Affiliate, WQED in Pittsburgh. He is an advisor to a new film studio, Nova FilmHouse and he is a Consulting Producer on a web-based series entitled ANNIE TAKES OFF. Mr. Altounian also serves as a Producer on a number of WOWIO-owned properties currently in development. Mr. Altounian holds an MBA from Pepperdine University and an undergraduate degree from UCLA. The Company believes Mr. Altounian’s participation in management and on the board of directors is valuable because of his knowledge of the content licensing business, the entertainment industry and the technology industry and his experience as a public company executive and director.

Jacob Morris. Jacob Morris joined WOWIO, Inc. in September 2011 as the Chief Revenue Officer. Mr. Morris brings more than 16 years in online ad management. Mr. Morris was promoted to Chief Operating Officer in February 2012 and has overseen business matters in revenue growth as well as day-to-day operations of the Company. From December 2008 through August 2011, he was co-founder and CEO of a boutique ad-operations company, Commercial Road Media, LLC. The company’s focus was to provide comprehensive ad operations service to clients including, DECA, LLC, VidShadow, EgoTV, CitySpur and many more. From April 2007 through December 2008, Mr. Morris consulted with various clients in the field of ad operations. From 2005 to 2007, Mr. Morris joined United Online as the Manager of Ad Operations. His main focus was the migration of the entire ad operations system over to Open AdStream (a premiere ad-delivery system) from the company’s own in-house solution. In 2001, Mr. Morris began consulting in ad operations efficiency. His clients included Playboy, Forbes, and the NY Times. In 1996 until 2001, Mr. Morris joined Real Media, Inc., one of the first online ad networks and predecessor to 24/7 Real Media (TFSM), and helped build the company from a seven-man team to over 600 employees. He participated taking it from a start-up company to a $680 million dollar global marketing services company. During his tenure at Real Media he created technical support, account management, and training divisions. Mr. Morris holds a Bachelor and Master of Arts Degree in Industrial/Population Psychology. We believe Mr. Morris’ experience and knowledge of the online advertising space is critical to his role as an executive officer at WOWIO.

Linda Engelsiepen. Linda Engelsiepen has served as our Corporate Secretary since February 1, 2012 and was our Vice President of Content Development from November 2011 through December, 2012. Ms. Engelsiepen brings over 20 years of experience in writing, development, production, and post-production for film, television and the internet to WOWIO. She has earned screenwriting credits on over a dozen family animation titles for The Disney Channel, Fox Family Channel, Sony Wonder, Hallmark, WarnerVision, Crayola and Mattel. Her first produced film, the Disney Channel movie, “Mother Goose Rock ‘n’ Rhyme,” was awarded with two Cable ACE Awards, an Emmy and a Peabody. Her movie “Barbie and The Nutcracker,” which originally aired on CBS, was the first film “starring” Mattel’s iconographic doll, and has sold over 4 million DVD units. In addition to her background as a screenwriter, Ms. Engelsiepen has physical production experience ranging from set decoration, costuming and production coordination. She worked in script and program development for Shelley Duvall’s cable production company, Think Entertainment, and spent a year assisting director Robert Altman while in development with the feature film “Short Cuts.” Ms. Engelsiepen also spent two years as a production manager and scheduler for View Studio, a boutique video graphics, design and post-effects house located in Hollywood. Immediately prior to her executive position at WOWIO, Ms. Engelsiepen oversaw operations at Alliance Acquisitions from January 2010 through November 2011, when she transitioned full-time to overseeing the content library at WOWIO. From September 2006 through June 2009, Ms. Engelsiepen worked at Platinum Studios, Inc. (OTCBB: PDOS), a comic-based entertainment company, where she managed in-house investor relations and coordinated the processing of over 500 investors in a series of private placement rounds. We believe her knowledge of public company operations and of the development, creation, production of entertainment content from inception through completion has made Ms. Engelsiepen a vital member of the Company’s Corporate Officer team.

Zachary Pennington. Zachary Pennington has been a member of our board of directors since February 1, 2012. From November 2011 through March 2012, Mr. Pennington operated as our Chief Creative Officer. He is a multiple award-winning designer and art director who has spent the last two decades designing projects for both the entertainment and internet industries and has worked on projects for almost every major studio in Hollywood. Immediately prior to his formal positions at WOWIO, he oversaw the Company’s creative direction as one of the co-founders of Alliance Acquisitions from July 2009 through November 2011. Prior to Alliance Acquisitions, from July 2006 through July 2009, he was Vice President and Creative Director for Platinum Studios, Inc. (OTCBB: PDOS), where he was responsible for all creative elements including: product design, branding, A/V materials, investor presentations, and newsletter/corporate communications. Prior to that, Mr. Pennington was Senior Art Director at The Cimarron Group, an advertising agency serving the entertainment industry. Mr. Pennington’s packaging designs have earned him acclaim and numerous awards. His work includes home entertainment campaigns for Rocky 1-5, The Omen 1-5, X-Men 1, 2 and 3, Minority Report, Casino, Dune, The Bourne Supremacy, Million Dollar Baby, Platoon, The Terminator, The Devil Wears Prada, Star Wars, and multi-award-winning campaigns for The Texas Chainsaw Massacre and Titanic. The Company believes that Mr. Pennington’s knowledge of operations within a creative environment and with entertainment content and design make him an expert in guiding creative direction at the Company as a member of the Company’s board of directors.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Mr. Altounian currently serves as Chairman and Chief Executive Officer.

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the board’s appetite for risk. While the board oversees the Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Board Committees

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the years ended December 31, 2013 and 2012, for (i) our Chief Executive Officer, Brian Altounian, and (ii) our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2013 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Position	Fiscal Year	Salary ($)	Bonus ($)	Stock ($)	Other ($)	Total ($)

Brian Altounian	2013	41,667 (1)	-	-	9,600 (8)	51,267
Chief Executive Officer, President	2012	163,668	-	990,000 (4)	7,200	1,160,868

Jacob Morris	2013	25,000 (2)	-	500,000 (5)	-	525,000
Chief Operating Officer	2012	72,777	-	300,000 (6)	1,205 (9)	373,982

Linda Engelsiepen	2013	-	-	-	-	-
Corporate Secretary	2012	21,195 (3)	-	1,755,000 (7)	-	1,776,195

(1) Mr. Altounian was appointed as our Chief Executive Officer on June 11, 2010. His base salary is $200,000 per year. These amounts represent the portion of his base salary that was paid during the 2013 and 2012 fiscal years. The remaining amounts payable under Mr. Altounian’s employment agreement were accrued. The Company currently has no plans or arrangements with respect to when and how such accrued compensation will be paid.

(2) Mr. Morris was appointed as our Chief Operating Officer on February 1, 2012. His base salary is $120,000 per year. This represents the portion of his base salary that was paid during the 2013 and 2012 fiscal years. The remaining amounts payable under Mr. Morris’s employment agreement were accrued. The Company currently has no plans or arrangements with respect to when and how such accrued compensation will be paid.

(3) Mrs. Engelsiepen was appointed as our Corporate Secretary on February 1, 2012 and served as VP of Content Development since November 2011 and ended her full-time position in June 2012. Her base salary was $100,000 per year. This represents the portion of her base salary that was paid during the 2013 and 2012 fiscal years. The remaining amounts payable under Mrs. Engelsiespen’s employment agreement were accrued. The Company currently has no plans or arrangements with respect to when and how such accrued compensation will be paid.

(4) Represents 330,000 shares of Series A Preferred Stock valued at $3.00 per share. See note 8 to the accompanying consolidated financial statements.

(5) Represents 250,000 shares of common stock valued at $2.00 per share. See note 8 to the accompanying consolidated financial statements.

(6) Represents 100,000 shares of common stock valued at $3.00 per share. See note 8 to the accompanying consolidated financial statements.

(7) Represents 85,000 shares of Series A Preferred Stock and 500,000 shares of common stock valued at $3.00 per share. See note 8 to the accompanying consolidated financial statements.

(8) Represents amounts paid by the Company on behalf of Mr. Altounian for car allowance and health insurance premiums.

(9) Represents amount paid by the Company on behalf of Mr. Morris for health insurance premiums.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

In April 2012, the Company entered into agreements with three executives of the Company, which expire through 2015. The employment agreements require aggregate payments of approximately $330,000, $225,000 and $50,000 for the years ending December 31, 2013, 2014 and 2015, respectively based on a pro-rata payment schedule of each individual’s employment contract. In addition, the executives are entitled to bonuses ranging from 10% to 100% of their base salaries based on various factors, including but not limited to the Company’s financial performance, fund raising activities and producer fee credits. Pursuant to the agreements, if the executives are terminated without cause, they are entitled to receive an amount equal to six months of their annual base salary. The common stock and cash consideration being paid to Mr. Altounian has not been determined based on arms length negotiation. While we believe that the consideration is fair for the work being performed, there is no assurance that the consideration paid to Mr. Altounian reflect the true market value of his services.

Employment Agreement with Brian Altounian.

Mr. Altounian has been employed with us since July 2009. On March 15, 2012, we entered into an employment agreement with Mr. Altounian as our Chief Executive Officer. Unless otherwise terminated, the employment agreement will renew for an additional two-year period following the expiration of the initial two year period. Pursuant to the employment arrangement, Mr. Altounian is entitled to an annual salary of $200,000 that shall be increased to $225,000 if the Company obtains financing of more than $2,500,000. Mr. Altounian is eligible to earn a performance bonus in the amount of 25% of his base salary. The bonus is only paid if the aggregate amount of the annual bonuses to be paid to all executives does not exceed 25% of the Company’s net profits for such calendar year. He is also entitled to a portion of any producer or executive fee, if any, that is earned through the production or sale of works developed by the Company (a “Producer Fee Pool Bonus”) so long as he remains employed through December 31st of the year in which the bonus is earned. For the years ended December 31, 2013 and 2012, we paid $0 on behalf of Mr. Altounian for health insurance premiums. In 2013 and in 2012, we provided Mr. Altounian with an automobile allowance of up to $800 per month. If Mr. Altounian’s employment is terminated without cause, we are required to pay him a severance payment equal to six months of his base salary. The agreement includes standard confidentiality and non-disclosure provisions, provisions relating to the assignment to us of patents and inventions and non-solicitation provisions.

In March 2012, in an effort to reduce our cash outlay, Mr. Altounian agreed to accept Series A Preferred Stock for partial payment of his accrued compensation. We agreed to issue 330,000 shares of Series A Preferred Stock, with an aggregate fair value of $990,000, to Mr. Altounian as payment for $66,000 of accrued compensation. The Company determined the payment of the preferred stock in excess of his accrued compensation amount was based on what Mr. Altounian has meant to the Company as its founder and the fact that Mr. Altounian has accepted limited cash payments for services rendered. In making this determination, the Company also took into consideration that, notwithstanding the fair value for purposes of the summary compensation table as set forth above, there is no market for the stock currently and the stock is restricted.

Employment Agreement with Jacob Morris.

Mr. Morris has been employed with us since September 1, 2011. On March 29, 2012, we entered into a one year employment agreement with Mr. Morris as our Chief Operating Officer. Mr. Morris’s employment agreement provides an annual salary of $120,000 that shall be increased to $137,500 if the Company obtains financing of more than $2,500,000. Mr. Morris is eligible to earn a performance bonus in the amount of 10% of his base salary. The bonus is only paid if the aggregate amount of the annual bonuses to be paid to all executive does not exceed 25% of the Company’s net profits for such calendar year. Mr. Morris is also entitled to a Producer Fee Pool Bonus so long as he remains employed through December 31st of the year in which the bonus is earned. If Mr. Morris’ employment is terminated without cause, we are required to pay him a severance payment equal to his monthly base salary for a period beginning on his termination date and ending on the earlier of April 1, 2013 or the sixth-month anniversary of his termination date. In 2012, we paid $1,205 on behalf of Mr. Morris for health insurance premiums.

On June 21, 2012, we issued 100,000 shares of common stock valued at $3.00 per share to Jacob Morris in connection with his employment agreement.

On June 18, 2013, we issued 250,000 shares of common stock valued at $2.00 per share to Jacob Morris in connection with his employment agreement.

Employment Agreement with Linda Engelsiepen.

Linda Engelsiepen has been employed with us since November 1, 2011. On March 29, 2012, we entered into an employment agreement with Ms. Engelsiepen as the Company’s Vice President of Content Development. Mrs. Engelsiepen’s employment agreement provided an annual salary of $100,000. As of December 31, 2012, Ms. Engelsiepen is no longer a full-time employee of the Company.

On June 21, 2012, we issued 500,000 shares of common stock valued at $3.00 per share and 85,000 shares of Series A Preferred Stock, with a fair value of $1,500,000 and $255,000, respectively, to Linda Engelsiepen in connection with her employment agreement. During the 2011 fiscal year, we issued 17,000 shares of our common stock valued at $3.00 per share to Ms. Engelsiepen, of which 7,000 shares were issued as a bonus.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Other than as discussed above, and in the section of this report titled “Certain Relationships and Related Transactions” there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a Named Executive Officers at, following, or in connection with the resignation, retirement or other termination of a Named Executive Officers, or a change in control of our company or a change in the Named Executive Officers’ responsibilities following a change in control.

DIRECTOR COMPENSATION

We do not pay our directors cash fees for serving on our board of directors (the “Board”).

The following table sets forth director compensation for the year ended December 31, 2013 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Brian Altounian	-	-	-	-	-	-	-
Zachary Pennington	-	-	-	-	-	-	-

On October 31, 2012, we entered into an Amended and Restated Board of Directors Services Agreement with Zachary Pennington (the “Services Agreement”). Pursuant to the terms of the Services Agreement, the Company issued 85,000 shares of Series A Preferred Stock and 500,000 shares of common stock to Mr. Pennington for his services as a director. Mr. Pennington shall remain on the Board of Directors for at least the greater of any period of time: (a) specified in any other agreement or contract defining Mr. Pennington’s role as a member of the Board of Directors; (b) a period of 4 years from the date of the Services Agreement; or (c) so long as Mr. Pennington owns, directly or indirectly, at least 10% of the issued or outstanding equity stock in the Company. If Mr. Pennington resigns or is terminated as a director, all of his shares of Series A Preferred Stock shall be converted into shares of the Company’s common stock. On June 21, 2012, we issued 500,000 shares of common stock valued at $3.00 per share and 85,000 shares of Series A Preferred Stock valued at $3.00 per share to Zach Pennington as compensation for past performance and for Board services from June 30, 2012 to June 30, 2013 and in October, 2012, this Board Agreement was extended to cover services through October 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of March 26, 2014 by:

●	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;
●	Each person who beneficially owns outstanding shares of our preferred stock;
●	Each director;
●	Each named executive officer; and
●	All directors and officers as a group.

Name of Beneficial Owner(1)(2)	Number of Shares of Preferred Stock Beneficially Owned	Number of Shares of Common Stock Beneficially Owned	Total Number of Shares Beneficially Owned(2)	Percentage Owned of Preferred Stock (%)	Total Percentage Owned (%)(2)	Voting Interest based on 1:1 Conversion of Preferred Stock (%)(3)	Voting Interest based on 1:2 Conversion of Preferred Stock (%)(3)	Voting Interest Without Giving Effect to Conversion of Preferred Stock (%)(3)

Brian Altounian (4)	330,000	6,909,668	7,239,668	66%	30.3%	30.1%	30.8%	48.2%
Linda Engelsiepen (5)	85,000	767,000	852,000	17%	3.6%	3.5%	3.8%	10.3%
Zach Pennington (6)	85,000	764,500	849,500	17%	3.6%	3.5%	3.8%	10.3%
Jacob Morris (7)	-	350,000	350,000		1.5%	1.5%	1.4%	*
All directors and named executive officers as a group (4 individuals)	500,000	8,791,168	9,291,168	100%	39.0%	38.6%	39.9%	69.6%

5% or More Shareholders
Robert Litter (8)	-	1,770,000	1,770,000	-	7.5%	-	-	3.6%
Alliance Acquisitions, Inc.(9)	-	1,275,000	1,275,000	-	5.4%	-	-	2.6%

Arthur Schwerzel(10)	-	2,146,667	3,646,667	-	14.5%	-	-	7.5%

Brian Kenneth and Lora Ball Altounian, Altounian Family Trust dated November 17, 2010(11)	-	4,640,000	4,640,000	-	19.7%	-	-	9.6%
Dean Janes(12)	-	1,675,000	1,675,000	-	7.1%	-	-	3.4%
HarinderDhillon(13)	-	2,025,000	2,025,000	-	8.6%	-	-	4.2%

*Less than 1%

(1) Except as otherwise indicated, the address of the beneficial owner is c/o WOWIO, Inc., 626 North Doheny Drive, West Hollywood, CA 90069.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of March 26, 2014, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentage ownership in the following table is based on 23,563,303 shares of common stock outstanding as of March 26, 2014 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 26, 2014.

(3) The Series A Preferred Stock votes as a single class with the common stock and entitles the holders to 50 votes for each share of Series A Preferred Stock. If all holders of Series A Preferred Stock consent to any sale, transfer, exchange, distribution or other conveyance whether with or without consideration (a “Transfer”), then the Series A Preferred Stock converts at a rate of 1 share of Series A Preferred Stock equaling 2 shares of common stock. Any Transfer conducted without the consent of all the holders of Series A Preferred Stock, then the Series A Preferred Stock converts at a rate of 1 share of Series A Preferred Stock equaling 1 share of common stock.

(4) Brian Altounian is the trustee of several trusts and is deemed the beneficial owner of the shares owned by the trusts. Mr.Altounian is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 400,000 shares of common stock held by Mr. Altounian, (ii) 330,000 shares of common stock issuable upon conversion of 330,000 shares of Series A Preferred Stock held by Mr. Altounian, (iii) 4,640,000 shares of common stock held by The Brian Kenneth and Lora Ball Altounian, Altounian Family Trust dated November 17, 2010 (the “Altounian Family Trust”) for which he serves as a trustee, (iv) 1,275,000 shares of common stock held by Alliance Acquisitions, Inc., a company in which Mr. Altounian owns 35% and over which shares Mr. Altounian has shared voting and investment control; (v) 400,000 shares of common stock held by Lora Altounian, (vi) 97,334 shares of common stock held by Gabrielle Altounian, and (vii) 97,334 shares of common stock held by Jordan Altounian. This table assumes conversion of Series A Preferred Stock at a rate of 1 share of Series A Preferred Stock equaling 1 share of common stock. However, if all other holders of Series A Preferred Stock consent to any sale, transfer, exchange, distribution or other conveyance whether with or without consideration (a “Transfer”), then the Series A Preferred Stock would convert at a rate of 1 share of Series A Preferred Stock equaling 2 shares of common stock. If all holders of Series A Preferred Stock consent to a Transfer, Mr. Altounian’s Series A Preferred Stock would convert to 660,000 shares of common stock.

(5) Linda Engelsiepen is the beneficial owner of 852,000 shares of common stock, which consists of 767,000 issued and outstanding shares of common stock, and 85,000 shares of common stock issuable upon conversion of 85,000 shares of Series A Preferred Stock. Ms. Engelsiepen has the sole power to vote or to direct the vote and dispose or to direct the disposition of 852,000 shares of common stock. This table assumes conversion of Series A Preferred Stock at a rate of 1 share of Series A Preferred Stock equaling 1 share of common stock. However, if all other holders of Series A Preferred Stock consent to any Transfer, then the Series A Preferred Stock would convert at a rate of 1 share of Series A Preferred Stock equaling 2 shares of common stock. If all holders of Series A Preferred Stock consent to a Transfer, Ms. Engelsiepen’s Series A Preferred Stock would convert to 170,000 shares of common stock.

(6) Zach Pennington is the beneficial owner of 849,500 shares of common stock, which consists of 764,500 issued and outstanding shares of common stock, and 85,000 shares of common stock issuable upon conversion of 85,000 shares of Series A Preferred Stock. Mr. Pennington has the sole power to vote or to direct the vote and dispose or to direct the disposition of 849,500 shares of common stock. This table assumes conversion of Series A Preferred Stock at a rate of 1 share of Series A Preferred Stock equaling 1 share of common stock. However, if all other holders of Series A Preferred Stock consent to any Transfer, then the Series A Preferred Stock would convert at a rate of 1 share of Series A Preferred Stock equaling 2 shares of common stock. If all holders of Series A Preferred Stock consent to a Transfer, Mr. Pennington’s Series A Preferred Stock would convert to 170,000 shares of common stock.

(7) Jacob Morris is the beneficial owner of 350,000 shares of common stock. Mr. Morris has the sole power to vote or to direct the vote and dispose or to direct the disposition of 350,000 shares of common stock.

(8) Robert Litter is the beneficial owner of 1,770,000 shares of common stock. Mr. Litter has the sole power to vote or to direct the vote and dispose or to direct the disposition of 1,770,000 shares of common stock.

(9) Alliance Acquisitions is the beneficial owner of 1,275,000 shares of common stock. Mr. Altounian, Dean Janes, and Harinder Dhillon have the shared power to vote or to direct the vote and to dispose or to direct the disposition of 1,275,000 shares of common stock held by Alliance Acquisitions.

(10) Includes 2,146,667 shares of common stock and 1,500,000 shares of common stock issuable upon conversion of convertible promissory notes.

(11) The Altounian Family Trust is the owner of 4,640,000 shares of common stock. Mr. Altounian, as trustee, has the shared power to vote or to direct the vote and to dispose or to direct the disposition of 4,640,000 shares of common stock by the Altounian Family Trust. These shares are also reflected under Mr. Altounian’s holdings.

(12) Includes 1,275,000 shares of common stock held by Alliance Acquisitions, Inc. Dean Janes has shared voting and dispositive power over these shares with Harinder Dhillon and Brian Altounian.

(13) Includes 1,275,000 shares of common stock held by Alliance Acquisitions, Inc. Harinder Dhillon has shared voting and dispositive power over these shares with Dean Janes and Brian Altounian.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following describes all transactions since January 1, 2013 and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Please see the discussions included in the section of this report titled “Executive Compensation” and “Director Compensation” for information relating to shares of our common stock and our Series A Preferred Stock issued to our officers and directors as compensation.

Certain of our current officers and directors have employment agreements or services agreements with us. See the section of this report titled “Executive Compensation” and “Director Compensation” for a discussion of these agreements.

On June 29, 2009, the Company (then known as WOWIO, LLC, a Texas limited liability company) purchased from Platinum Studios, Inc. (“Platinum Studios”) 100% of the membership interests of WOWIO, LLC (a Pennsylvania limited liability company) (“WOWIO Penn”), and thereby, all assets, technology, patent claims, and business of WOWIO Penn, including the Wowio.com website, in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000, including $794,518 of amounts owed to Brian Altounian, the Company’s CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. No such royalty payments have been made or due to date. After we have completed paying the acquisition balance, we will pay Platinum Studios a royalty of 10% of related revenue in perpetuity. Brian Altounian, the Company’s Chief Executive Officer, was Chief Operating Officer and President of Platinum from January 2006 through May, 2011. With respect to the $794,518 of amounts owed to Brian Altounian assumed in connection with the acquisition, the maximum principal amount owed to Mr. Altounian since January 1, 2011 was $211,442 as of January 1, 2011. As of January 3, 2014, the amount owed to Mr. Altounian is $68,272. Since the acquisition, the Company has been making occasional, irregular payments to Mr. Altounian. No note or other written agreement has been entered into with respect to the outstanding amount due. The amount due is non-interest bearing, and is subject to no regular schedule of payments. The Company makes payments when it has available funds.

On May 5, 2010, the Company (then known as WOWIO, LLC, a Texas limited liability company) purchased from Platinum Studios all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 - October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. The Company has not made payment of the $150,000 due from July 2010 to October 2010. In addition, with respect to the payments of 10% of net revenue, no such payments have been owed or due to date.

The Company has notes payable to related parties of $122,570 as of December 31, 2013, consisting of 8 notes issued to 7 former employees for accrued compensation. These notes carry an interest rate between 2.25% and 8.0% and were due between April, 2012 and December, 2012. These notes are in default.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time we do not have an “independent director” as that term is defined under the rules of the NASDAQ Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees for professional services rendered by KMJ Corbin & Company LLP (“KMJ”), our registered independent public accounting firm for the years ended December 31, 2013:

	Fiscal Year Ended
	December 31, 2013	December 31, 2012

Audit fees	$100,650	$79,200
Audit – related fees	35,310	16,500
Tax fees	-	-
All other fees	-	-

Audit fees. Audit fees represent fees for professional services performed by KMJ for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by KMJ that are reasonably related to the performance of the audit or review of our financial statements, including fees related to consents for registration statements.

Tax Fees. KMJ did not perform any tax compliance services.

All other fees. KMJ did not receive any other audit fees for 2013 or 2012.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Formation and amendments thereto (1)

3.2	Certificate of Amendment to Certificate of Formation (2)

3.3	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock (2)

3.4	Bylaws (1)

10.1	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Brian Altounian dated as of March 15, 2012. (1)

10.2	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Jacob Morris dated as of March 29, 2012. (3)

10.3	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Linda Engelspien dated as of March 29, 2012. (3)

10.4	Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.5	Revolving Note between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.6	Security Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.7	Redeemable Warrant No. 1 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.8	Redeemable Warrant No. 2 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21,2012. (1)

10.9	Redeemable Warrant No. 3 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.10	Service Agreement, dated November 1, 2011, between WOWIO, Inc. and Alliance Acquisitions, Inc. (4)

10.11	Master Services Agreement by and between GHH Commerce, LLC and WOWIO, Inc. dated as of November 6, 2012 (3)

10.12	Advertising Publishing Agreement by and between Wowio, Inc. and GHH Commerce dated as of November 26, 2012. (3)

10.13	Advertising Agreement by and between Wowio, Inc. and GHH Commerce dated as of November 26, 2012. (3)

10.14	Amended and Restated Board Services Agreement between Wowio, Inc. and Zachary Pennington, dated as of October 31, 2012. (3)

10.15	Consulting Agreement, dated January 31, 2013 between Wowio, Inc. and Arthur Schwerzel (4)

10.16	Consulting Agreement, dated February 15, 2013 between Wowio, Inc. and Stern & Co. (4)

10.17	Warrant, dated December 15, 2010 (4)

10.18	Warrant, dated December 16, 2010 (4)

10.19	Warrant, dated April 17, 2012 (4)

10.20	Warrant, dated February 9, 2012 (4)

10.21	Warrant, dated December 20, 2011 (4)

10.22	Accounts Receivable Lending Agreement and Promissory Note, dated March 17, 2013 (4)

10.23	Senior Convertible Promissory Note, dated May 25, 2012 (4)

10.24	Senior Promissory Note, dated December 20, 2011 (4)

10.25	Senior Promissory Note, dated July 13, 2012 (4)

10.26	Senior Promissory Note, dated March 8, 2012 (4)

10.27	Senior Convertible Promissory Note, dated June 18, 2012 (4)

10.28	Waiver and Amendment #1 to Senior Promissory Note, dated February 14, 2013, between Wowio, Inc. and David McCarthy (4)

10.29	Purchase Agreement, dated December 12, 2012, between WOWIO, Inc. and Roger Mincheff (5)

10.30	Senior Promissory Note, dated September 10, 2013 (5)

10.31	Senior Promissory Note, dated August 30, 2013 (5)

10.32	First Amendment to Credit Agreement dated November 19, 2013 (6)

10.33	Replacement, Amended and Restated Note (6)

21.1	List of Subsidiaries (1)

31.1	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1) Filed as exhibit to S-1 filed on October 22, 2012 and incorporated herein by reference.

(2) Filed as exhibit to 8-K filed on January 23, 2014 and incorporated herein by reference.

(3) Filed as exhibit to S-1/A filed on February 8, 2013 and incorporated herein by reference.

(4) Filed as exhibit to S-1/A filed on August 5, 2013 and incorporated herein by reference.

(5) Filed as exhibit to S-1/A filed on October 7, 2013 and incorporated herein by reference.

(6) Filed as exhibit to S-1/A filed on December 23, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WOWIO, INC.

Dated: April 11, 2014	By:	/s/ Brian Altounian
Brian Altounian
Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian Altounian	Chief Executive Officer, Chairman	April 11, 2014
Brian Altounian	(principal executive, financial and accounting officer)

/s/ Zachary Pennington	Director	April 11, 2014
Zachary Pennington

