Form 10-Q
period 2014-03-31
Wowio, Inc.
filed 2014-05-14
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-184529

WOWIO, INC.

(Exact name of registrant as specified in its charter)

Texas	27-2908187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 North Doheny Drive
West Hollywood, California	90069
(Address of principal executive offices)	(zip code)

(310) 807-8181

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

The number of shares of the registrant’s common stock issued and outstanding as of May 9, 2014, was 25,572,890.

WOWIO, INC.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2014

TABLE OF CONTENTS

		Page No
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013 (audited)	F-1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period from June 29, 2009 (Inception) through March 31, 2014	F-2
	Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2014	F-3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period from June 29, 2009 (inception) through March 31, 2014	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12
Item 4	Controls and Procedures.	12
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	12
Item 1A.	Risk Factors.	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12
Item 3.	Defaults Upon Senior Securities.	12
Item 4.	Mine Safety Disclosures.	12
Item 5.	Other Information.	12
Item 6.	Exhibits.	12

2

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

WOWIO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$8,645	$943
Prepaid consulting and other current assets	214,194	505,527

Total current assets	222,839	506,470

Prepaid consulting and other assets, net of current portion	318,398	380,672
Note receivable and accrued interest	185,650	182,371

	$726,887	$1,069,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,522,333	$1,234,789
Acquisition related liabilities	267,953	305,617
Related party payables	7,919	30,330
Accrued compensation and related costs	827,375	769,386
Revolving loan	300,000	300,000
Notes payable – related parties	122,570	122,570
Notes payable, current portion, net of debt discount of $12,025 and $0	692,923	529,948
Convertible notes payable	200,000	420,000

Total current liabilities	3,941,073	3,712,640

Notes payable, net of current portion	100,000	-

Total liabilities	4,041,073	3,712,640

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.0001 par value; 5,000,000 shares authorized; 500,000 issued and outstanding	50	50
Series B preferred stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 23,741,119 and 22,283,648 shares issued and outstanding, respectively	2,374	2,228
Additional paid-in capital	22,332,417	22,013,520
Deficit accumulated during the development stage	(25,649,027)	(24,658,925)
Total stockholders’ deficit	(3,314,186)	(2,643,127)

	$726,887	$1,069,513

See accompanying notes to these unaudited condensed consolidated financial statements

WOWIO, INC.

(A Development Stage Company)

Unaudited condensed consolidated statements of operations

	For The Three Months Ended March 31, 2014	For The Three Months Ended March 31, 2013	For The Period From June 29, 2009 (Inception) Through March 31, 2014
		(Restated)
Net sales	$1,267	$12,033	$111,735

Cost of sales	9,133	11,099	266,664

Gross profit (loss)	(7,866)	934	(154,929)

Operating expenses:
General and administrative	941,834	745,374	16,598,281
Management fees – related party	-	15,000	1,040,000
Net impairment of intangible assets and extinguishment of acquisition related liabilities	-	-	958,398
Amortization of intangible assets	-	-	3,244,207
	941,834	760,374	21,840,886

Operating loss	(949,700)	(759,440)	(21,995,815)

Other income (expense):
Interest expense, net	(40,402)	(238,128)	(1,307,506)
Loss on settlement of accrued expenses	-	-	(1,878,221)
Change in fair value of contingent consideration related to acquisition	-	-	(477,485)
Loss on extinguishment of debt	-	-	(950,000)

Other expense, net	(40,402)	(238,128)	(4,613,212)

Loss before income tax benefit	(990,102)	(997,568)	(26,609,027)

Income tax benefit, net	-	-	960,000

Net loss	$(990,102)	$(997,568)	$(25,649,027)

Basic and diluted net loss per common share	$(0.04)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	23,488,173	21,126,864

See accompanying notes to these unaudited condensed consolidated financial statements

WOWIO, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF Stockholders’ defecit

For The Three Months Ended March 31, 2014

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2014	500,000	$50	22,283,648	$2,228	$22,013,520	$(24,658,925)	$(2,643,127)

Common stock issued for cash	-	-	25,000	3	24,997	-	25,000
Conversion of convertible notes payable and accrued interest into common stock	-	-	1,279,655	128	255,803	-	255,931
Common stock issued for exercise of warrants	-	-	152,816	15	22,907	-	22,922
Estimated relative fair value of warrants issued with debt	-	-	-	-	15,190	-	15,190
Net loss	-	-	-	-	-	(990,102)	(990,102)

Balance, March 31, 2014	500,000	$50	23,741,119	$2,374	$22,332,417	$(25,649,027)	$(3,314,186)

See accompanying notes to these unaudited condensed consolidated financial statements

WOWIO, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For The
			Period From
			June 29, 2009
			(Inception)
	For The Three Months Ended		Through
	March 31, 2014	March 31, 2013	March 31, 2014
		(Restated)
Cash flows from operating activities:
Net loss :	$(990,102)	$(997,568)	$(25,649,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,244,207
Interest earned on note receivable	(3,279)	(3,415)	(56,287)
Change in fair value of contingent consideration related to acquisition	-	-	477,485
Estimated fair value of members’ units issued in excess of accounts payable converted	-	-	46,000
Estimated fair value of members’ units issued for services	-	-	202,400
Estimated fair value of common stock issued for services	-	-	3,217,315
Estimated fair value of preferred stock issued for services	-	-	255,000
Estimated fair value of warrants granted for services	-	-	2,000,000
Amortization of prepaid consulting	353,607	481,940	4,475,508
Net impairment of intangible assets and extinguishment of acquisition related liabilities	-	-	958,398
Loss on settlement of accrued expenses	-	-	1,878,221
Loss on extinguishment of debt	-	-	950,000
Deferred taxes	-	-	(960,000)
Amortization of debt discount and debt issuance costs	3,165	220,751	1,067,903
Write off of amounts due	-	-	81,467
Changes in operating assets and liabilities:
Accounts receivable	-	(2,048)	-
Prepaid expenses and other assets	-	(9,710)	(60,775)
Accounts payable and accrued expenses	404,386	111,277	2,951,713
Related party receivables/payables	(22,411)	14,960	7,919
Acquisition related liabilities	(37,644)	2,654	(1,518,111)

Net cash used in operating activities	(292,298)	(181,159)	(6,430,664)

Cash flows from investing activities:
Capitalized intangible asset costs	-	-	(199,026)
Cash paid for acquisition	-	-	(457,000)
Advances under notes receivable	-	-	(213,482)
Proceeds from repayment of notes receivable	-	-	42,000

Net cash used in investing activities	-	-	(827,508)

Continued ....

WOWIO, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

			For The
			Period From
			June 29, 2009
	For The Three Months Ended		Through
	March 31, 2014	March 31, 2013	March 31, 2014
		(Restated)
Cash flows from financing activities:
Proceeds from revolving loan	-	-	201,775
Proceeds from the issuance of notes payable to related parties			11,000
Principal payments on notes payable to related parties	-	-	(28,873)
Proceeds from the issuance of notes payable	305,000	160,000	1,005,448
Principal payments on notes payable	(30,000)	-	(110,500)
Proceeds from the issuance of convertible notes payable			419,497
Proceeds from the issuance of members’ units	-	-	2,722,200
Proceeds from the issuance of common stock	25,000	20,000	2,946,270
Proceeds from exercise of warrants	-	-	100,000

Net cash provided by financing activities	300,000	180,000	7,266,817

Net change in cash	7,702	(1,159)	8,645

Cash at beginning of period	943	1,293	-

Cash at end of period	$8,645	$134	$8,645

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$11,072	$10,839	$66,933

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable converted to notes payable - related parties	$-	$-	$152,843
Accounts payable converted to notes payable	$-	$-	$10,000
Exercise of warrant in settlement of notes/accounts payable	$22,922	$-	$192,922
Estimated fair value of beneficial conversion features and relative fair value of warrants issued with debt	$15,190	$79,167	$1,026,703
Conversion of debt and accrued interest for shares of common stock	$255,931	$-	$365,031
Conversion of members’ units to common stock	$-	$-	$5,127,600
Estimated fair value of members’ units issued in acquisitions	$-	$-	$2,043,000
Estimated fair value of liabilities assumed in acquisitions	$-	$-	$2,653,000
Estimated fair value of members’ units issued in satisfaction of accounts payable	$-	$-	$160,000
Common and preferred stock recorded as prepaid consulting for services	$-	$2,640,000	$4,995,000

Continued ....

WOWIO, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

			For The
			Period From
			June 29, 2009
	For The Three Months Ended		Through
	March 31, 2014	March 31, 2013	March 31, 2014
		(Restated)
Settlement of accrued expenses through issuance of shares of preferred and common stock	$-	$-	$146,000
Debt issuance cost associated with revolving loan	$-	$-	$53,225
Settlement of note receivable with accrued expenses	$-	$-	$8,327
Accrued expenses paid directly with proceeds from issuance of convertible debt	$-	$-	$106,503
Warrant redemption liability associated with revolving loan	$-	$30,000	$90,000
Reduction of stockholder note receivable with return of common stock	$-	$-	$765,000

See accompanying notes to these unaudited condensed consolidated financial statements

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 1 - DESCRIPTION OF BUSINESS

Organization

Wowio, LLC was formed on June 29, 2009 (“Inception”) under the laws of Texas (“Wowio Texas”). On July 16, 2010, the Company converted to a C-corporation under the laws of Texas. Wowio, Inc. and its wholly owned subsidiary Carthay Circle Publishing (collectively, the “Company”, “we”, “our”) is an emerging company in the creation, production, distribution and monetization of digital entertainment. We specialize in creating custom brand strategies to develop, produce, distribute and promote entertainment properties across multiple product lines and distribution channels, including our own websites, traditional media, social media and emerging technologies.

NOTE 2 – RESTATEMENT

The Company has restated its previously issued condensed consolidated statement of operations and cash flows for the three months ended March 31, 2013 to update its treatment of additional purchase price consideration recorded as acquisition related liabilities.

In 2009 and 2010 the Company entered into purchase agreements to purchase certain assets and liabilities of Wowio, LLC, Drunk Duck and Spacedog Entertainment, Inc. (See Note 5). At the time of the respective acquisitions, the Company initially recorded additional purchase price consideration as acquisition related liabilities, which were to be paid based upon future revenues derived from the acquired assets. During 2013, the Company reviewed the treatment of the additional purchase price consideration recorded as acquisition related liabilities and in conjunction with its assessment of the recoverability of the related intangible assets acquired, determined that the acquisition related liabilities should be extinguished as of December 31, 2012. The condensed consolidated statement of operations and cash flows for the three months ended March 31, 2013 have been restated to show the effects of the extinguishment, which resulted in a reduction in the previously reported net loss.

The following table summarizes the corrections on each of the effected consolidated financial statement line items for each period presented.

	As Previously
Effects of Restatements	Reported	Adjustments	As Restated

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2013
Change in fair value of contingent consideration related to acquisition	(55,142)	55,142	-
Net loss	(1,052,710)	55,142	(997,568)
Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2013
Net loss	(1,052,710)	55,142	(997,568)
Change in fair value of contingent consideration related to acquisition	55,142	(55,142)	-

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three months ended March 31, 2014 and 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2014, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2014 and 2013 and since Inception through March 31, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and its revenues since Inception have been nominal. Additionally, since Inception, the Company has had recurring operating losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Enterprise

The Company is a development stage company as defined by the Financial Accounting Standards Board (the “FASB”). The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not significantly commenced. All losses accumulated since Inception have been considered as part of the Company’s development stage activities.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Wowio, Inc. and its wholly-owned subsidiary Carthay Circle Publishing. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s primary revenues streams are as follows:

eBooks

For eBook downloads purchased by the customer directly through the Company’s website, the Company recognizes revenue when the right to download content is granted. The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned. Generally, the Company records such revenues on a net basis due to a general lack of indicators that the Company is the primary obligor primarily due to the Company’s lack of ability to determine price. Typically for these sales, the Company’s net revenues consist of a credit card processing fee along with the majority of the advertising fee when there is an ad sponsor.

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

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Creative IP Licensing

Revenues are also generated by the exploitation of WOWIO’s own proprietary content of creative material such as comic books, graphic novels, screenplays, and other published and non-published content. The WOWIO-owned Spacedog library is available for sale on wowio.com and the Company retains 90% of all retail sales for that content library.

The Company’s content also generates revenues from licensing stories/characters/concepts to studios and other producing partners. Licensing deals that may generate revenue for the Company includes film option/acquisition fees, television option/acquisition fees, video game licensing, content licensing for apps, apparel and merchandise licensing.

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At March 31, 2014, there were no uninsured amounts.

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

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, provisions for uncollectible notes receivable, fair value of common stock and warrants issued, recoverability of long-lived assets and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s financial instruments consist of cash, accounts receivable, note receivable, accounts payable, accrued expenses, related party payables, notes payable and related party notes payable. The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found. Other than for convertible notes payable, the carrying value for all such instruments approximates fair value due to the short-term nature of the instruments.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Beneficial Conversion Features

In certain instances, the Company has entered into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded beneficial conversion feature (“BCF”) does not qualify for derivative treatment. In these instances, the Company accounts for the value of the BCF as a debt discount, which is then amortized to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the three months ended March 31, 2014 and 2013, such costs totaled $1,094 and $1,500, respectively. For the period from Inception through March 31, 2014, the Company recorded advertising costs of $2,685,310. Such costs are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation

All share-based payments, including grants of stock to employees, directors and consultants, are recognized in the condensed consolidated financial statements based upon their estimated fair values.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC Topic 505. As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

Income Taxes

The Company accounts for income taxes under the provision of ASC 740. As of March 31, 2014 and December 31, 2013, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively and have not recognized interest and/or penalties in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 and from Inception through March 31, 2014. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as warrants outstanding during the period. Common stock  equivalents from warrants and convertible notes payable were approximately 3,009,000, and 5,070,000 for the three months ended March 31, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 4 - NOTE RECEIVABLE

On October 13, 2010, the Company entered into a secured note receivable with Top Cow Productions (“TCP”) for $175,000. Terms of the note required interest at the rate of 10% per annum and equal monthly installments of principal over twelve months beginning in May 2011 through April 2012. The note is secured by certain assets of TCP and individually by two owners of TCP. At March 31, 2014 and December 31, 2013, the balance of the note receivable was $185,650 and $182,371, respectively, including accrued interest receivable of approximately $52,650 and $49,371, respectively. The note is currently in default, but based on management’s assessment of the following factors, the Company believes that no impairment charge is necessary at March 31, 2014;

●	The Company holds a security interest in the assets of TCP;

●	The Company received payments of $15,000 from TCP during 2012 and $5,500 during 2013; and

●	In 2013, the Company entered into an agreement with TCP in which TCP is to provide to the Company certain assets, including ownership of a graphic novel and associated screenplay. The Company receives 85% of the future net revenues derived from these assets, with TCP retaining the remaining 15% as a participation fee. The Company believes the carrying value of the outstanding note receivable and accrued interest is recoverable through the projected undiscounted future cash flows of these assets obtained from TCP.

NOTE 5 - ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $112,855 and $155,617 were still outstanding at March 31, 2014 and December 31, 2013, respectively), including $794,518 of amounts owed to Brian Altounian (of which $30,003 and $72,764 were still outstanding at March 31, 2014 and December 31, 2013, respectively), the Company’s CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

Drunk Duck

On May 5, 2010, Wowio Texas entered into an asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of March 31, 2014, Platinum retained ownership of 6.5% of the assets, as a result of amountsowed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of March 31, 2014 and December 31, 2013.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 5 – ACQUISITIONS, continued

Spacedog Entertainment, Inc.

Effective May 15, 2010, Wowio Texas entered into a securities purchase agreement with Spacedog Entertainment, Inc. (a New York corporation) (“SDE”) pursuant to which SDE agreed to transfer to Wowio, Inc., all of the common stock of SDE in exchange for total consideration of $1,650,000, comprised of $107,000 in cash, 15,430,000 shares of common stock (valued at $1,543,000 - based on the estimated fair value on the measurement date) and an additional $1,000,000 to be paid via royalty at a rate of 100% of gross revenues generated from SDE assets. Subsequent to the $1,000,000 being satisfied, the seller shall no longer be entitled to receive any further royalties. In accordance with the agreement, the Company neither assumed nor became responsible, in any way, for any liabilities, debts or other obligations of SDE.

On December 12, 2012, the Company entered into a purchase agreement with the original owner of SDE, whereby the original owner re-acquired from the Company 10 specific titles from SDE. In exchange for the purchase of these 10 titles, the original owner was to return 255,000 shares of the Company’s common stock to the Company’s treasury and reduce the contingent royalty liability from $1,000,000 to $500,000. In connection with the reduction in the contingent royalty liability, the fair value of the liability based on estimated payment was reduced by $425,459. The 255,000 shares of common stock were received by the Company on May 10, 2013.

NOTE 6 - NOTES PAYABLE

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

The Revolving Loan had a 6-month term that could be extended for 6 months at TCA’s discretion with a 4% renewal fee. The loan is collateralized by a security interest in all tangible and intangible assets of the Company. The fees incurred by the Company for this facility are as follows: (i) a 4% transaction advisory fee, (ii) an asset monitoring fee of $1,500, (iii) due diligence fee of $10,000, (iv) document review and legal fees of $12,500, and (v) $17,500 for a brokerage fee to TCAs financing partner. The total amount the Company incurred as initial financing fees was $53,225 and was recorded as debt issuance costs. During the three months ended March 31, 2014 and 2013, the Company amortized $0 and $24,394, respectively to interest expense in the accompanying consolidated statements of operations. The credit line includes a minimum monthly fee of not less than 0.875% of the then applicable revolving loan commitment.

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant had an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 6 - NOTES PAYABLE, continued

Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates of six months (March 21, 2013) for Warrant #1, nine months (June 21, 2013) for Warrant #2, and twelve months (September 21, 2013) for Warrant #3. During 2013, the Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause.

The relative fair value of the warrants of $217,817 was treated as a discount and was amortized over the life of the Revolving Loan. During the three months ended March 31, 2013, the Company amortized $90,758 to interest expense in the accompanying condensed consolidated statement of operations.

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

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 6 - NOTES PAYABLE, continued

The Revolving Loan contains financial covenants, which consist of: (1) positive EBITDA to be maintained at all times; (2) the Company shall have cash flow and revenue projections that are not less than 75% of the cash flow and revenue projections shown on the financial projections provided by the Company to TCA as part of TCA’s due diligence. As of December 31, 2012 and through November 19, 2013, the Company was not in compliance with all covenants associated with the Revolving Loan. The lender provided a notice of default, which indicated that effective March 21, 2013, the default interest rate of 18% would be in effect. The amount of principal due at March 31, 2014 and December 31, 2013 was $300,000. Accrued interest related to the Revolving Loan of $10,225 and $7,348 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

On May 29, 2013, TCA formally served the Company with a Demand Notice for repayment of the principal balance of $250,000, the redemption of the three warrants, which totaled $90,000 and accrued interest of $11,649 for a total demand of $351,649, payable by June 7, 2013. Subsequently, the Company became aware that TCA filed a complaint against it and the Company’s CEO seeking to foreclose on the Company’s assets and money damages. As a result, a Clerk’s Entry of Default was entered against the Company and its CEO. Effective November 19, 2013, the Company and TCA entered into a settlement agreement, pursuant to which (i) the Company acknowledged that the aggregate amount it owed to TCA as of October 24, 2013 was $449,221 (consisting of the $250,000 revolving loan, $35,631 of accrued interest, $90,000 of warrant liability, $24,021 of legal and other fees and a $50,000 fee agreed to by the Company in connection with the restructuring), (ii) the Company made a payment of $65,631 against the outstanding balance, and (iii) TCA waived the defaults under the loan transaction and extended the due date of the outstanding amounts it is owed to May 19, 2014. On November 25, 2013, the court granted TCA’s Motion to Vacate the Clerk’s Entry of Default, the Clerk’s Entry of Default was vacated by the court, and the action was dismissed without prejudice. As of March 31, 2014 the amount owed to TCA was $394,246, comprised of $300,000 in revolving loan and $60,000 in warrant liability and $34,246 in accrued interest and fees both included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. In April 2014, the Company made a $200,000 payment to TCA on the Revolving Loan (See Note 10).

Notes Payable – Related Parties

During 2011, the Company issued an aggregate of $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at March 31, 2014 and December 31, 2013 was $112,570. Accrued interest of $6,338 and $5,713 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

On January 17, 2012 and June 15, 2012, the Company issued $10,000 and $1,000, respectively, of notes payable to one employee. The notes matured on June 15, 2013 and accrued interest of 8% per year. The amount of principal due at March 31, 2014 and December 31, 2013 was $10,000. Accrued interest of $1,762 and $1,565 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 6 - NOTES PAYABLE, continued

Notes Payable

Notes payable consist of the following at:

	March 31, 2014	December 31, 2013
		(audited)
Notes payable to an individual, 12% interest rate, entered into in August 2011, due on demand	$14,448	$14,448

Note payable to an individual, 2% interest rate, entered into in November 2011, repaid in January 2014	-	20,000

Note payable to an individual, 8% interest rate, entered into in January 2012, due on demand	10,000	10,000

Secured note payable to am individual, 10% interest rate, entered into in December 2011, due June 20, 2015, as amended	100,000	100,000

Note payable to an individual, simple flat interest of $5,000, entered into in March 2013, repaid in January 2014	-	10,000

Secured note payable to an individual, 12% interest rate, entered into in September 2013, due on demand with default interest of 17%	50,000	50,000

Note payable to an individual, 12% interest rate, entered into in November 2013, due on demand with default interest of 17%	100,000	100,000

Notes payable to various individuals, 12% interest rate, entered into from August 2013 to January 2014, due one year from the borrowing date	230,500	225,500

Secured note payable to an individual, 12% interest rate, entered into in January 2014, due January 2015, net of discount of $12,025	287,975	-

	792,923	529,948

Less current portion	(692,923)	(529,948)

	$100,000	$-

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 6 - NOTES PAYABLE, continued

On February 14, 2013, the Company entered into a waiver and amendment #1 agreement to a secured note, extending the maturity date from December 20, 2012 to June 20, 2013. In connection with the waiver and amendment #1 agreement, the Company issued a warrant for the purchase of 200,000 shares of common stock with an exercise price of $0.15 per share that will expire in February 2016. The fair value of the warrant was approximately $380,000, which was computed using the Black-Scholes option pricing model with the following assumptions: (1) expected term of 3.0 years; volatility of 58.90%, discount rate of 0.42% and dividend rate of zero. In accordance with relevant accounting guidance, the Company determined that the issuance of the warrants met the requirement for debt extinguishment accounting. There was no gain or loss recognized in connection with the extinguishment. Since the warrant was issued in connection with a debt instrument, the Company recorded the relative fair value of the warrant of $79,167 as debt discount to be amortized over the life of the note. The Company amortized $46,181 to interest expense for the three months ended March 31, 2013 in the accompanying condensed consolidated statement of operations. In addition, the Company agreed to pay interest at 10% for the first 4 months and 15% for the following 12 months. In February 2014, the Company entered into a waiver and amendment #2 to this secured note extending the maturity date from June 30, 2013 to June 20, 2015.

In January 2014, the Company issued a secured promissory note to an individual in the amount of $300,000. The note bears interest at 12% annually, with minimum accrued interest of $36,000 due by the maturity date of January 2015. In connection with this note, the Company issued the holder of the note a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. The relative fair value of the warrant of $15,190 is treated as a discount and is amortized over the life of the note. During the three months ended March 31, 2014 the Company amortized $3,165 to interest expense in the accompanying condensed consolidated statement of operations.

Accrued interest related to notes payable of $41,793 and $46,764 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 6 - NOTES PAYABLE, continued

Convertible Notes Payable

Convertible notes payable consist of the following at:

	March 31, 2014	December 31, 2013
		(audited)
Secured convertible note, 8% interest rate, entered into in March 2012, originally due September 2012 (modified from promissory note in July 2012), with default interest rate of 13%, converted to common stock in April 2014 (See Note 10)	100,000	100,000

Secured convertible note, 10% interest rate, entered into in April 2012, with default interest rate of 15%, converted to common stock in January 2014	-	10,000

Secured convertible notes, 10% interest rate, entered into on May 18, 2012, originally due May 18, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	45,000

Secured convertible note, 10% interest rate, entered into on May 22, 2012, originally due May 22, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	70,000

Secured convertible note, 10% interest rate, entered into in June 2012, originally due June 2013, with default interest rate of 15%, converted to common stock in January 2014	-	50,000

Secured convertible note, 10% interest rate, entered into in July 2012, originally due July 2013, with default interest of 15%, converted to common stock in April 2014 (See Note 10)	100,000	100,000

Secured convertible note, 10% interest rate, entered into on August 3, 2012, with default interest rate of 15%, converted to common stock in January 2014	-	10,000

Secured convertible note, 10% interest rate, entered into on August 8, 2012, originally due February 8, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	25,000

Secured convertible note, 10% interest rate, entered into on September 2012, due September 2013, converted to common stock in January 2014	-	10,000
	200,000	420,000

Less current portion	(200,000)	(420,000)

	$-	$-

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 6 - NOTES PAYABLE, continued

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,931 of accrued and unpaid interest into 1,279,655 shares of the Company’s common stock.

During the three months ended March 31, 2013, the Company recorded beneficial conversion features of $79,167 as debt discount to be amortized over the life of the respective convertible debt instrument. During the three months ended March 31, 2013, the Company amortized $59,418 of debt discount to interest expense in the accompanying condensed consolidated statement of operations.

Accrued interest related to convertible notes payable of $40,026 and $68,161 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, a number of the outstanding related party notes payable, notes payable and convertible notes payable balances are delinquent. The Company is working with the note holders to negotiate new terms.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Reverse Stock Splits

In January 2014, the Company effected a one-for-ten reverse stock split of the Company’s outstanding shares of common stock (effective January 21, 2014) and of the Company’s outstanding shares of Series A Preferred Stock (effective January 22, 2014). The accompanying condensed consolidated financial statements have been updated to reflect the effect of these reverse stock splits.

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

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the original service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three months ended March 31, 2014 and 2013, the Company amortized $7,305 in general and administrative expense in the accompanying condensed consolidated statement of operations.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 7 - STOCKHOLDERS’ DEFICIT, continued

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

Common Stock

On June 19, 2012, the Company issued an aggregate of 500,000 shares of common stock at $3.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three months ended March 31, 2014 and 2013, the Company amortized $42,969 in general and administrative expense in the accompanying consolidated condensed statement of operations.

On January 31, 2013, the Company entered into an agreement with a consultant to provide certain services, including, but not limited to: financial management and strategy, establishing strategic partnerships, sales and marketing, business development services, and ongoing strategic business consulting as requested by the Company for a period of one year. In exchange, the Company agreed to issue the consultant 320,000 shares of common stock. The value of the shares was $640,000, which was computed based on 320,000 shares at $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $53,333 and $106,667 in general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2014 and 2013, respectively.

On February 15, 2013, the Company entered into an agreement with a consultant to provide strategic planning services, business development introductions, and other consulting services to the Company for a period of one year. In exchange, the Company agreed to issue the consultant 1,000,000 shares of common stock. The value of the shares was $2,000,000, which was computed based on 1,000,000 shares at a $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $250,000 in general and administrative expenses in the accompanying consolidated condensed statement of operations for the three months ended March 31, 2014 and 2013.

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,931 of accrued and unpaid interest into 1,279,655 shares of the Company’s common stock (See Note 6).

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 7 - STOCKHOLDERS’ DEFICIT, continued

In March 2014, the Company issued 25,000 shares of common stock, at a price of $1.00 per share, for cash proceeds of $25,000 to a third party investor.

Warrants

In February 2014, the Company entered into a waiver and amendment #2 to a secured note (See Note 6), at which time the note holder used $22,922 in accrued and unpaid interest on the secured note to exercise warrants to purchase 152,816 shares of the Company’s common stock.

The following represents a summary of all common stock warrant activity for the three months ended March 31, 2014:

	Outstanding Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2013 (2)	1,220,001	$0.16	$2,250,002
Grants	-	-
Exercised	152,816	0.15
Cancelled/Expired	-	-

Outstanding and exercisable at March 31, 2014 (2)	1,067,185	$0.15	$1,967,292

(1)	Represents the difference between the exercise price and the estimated fair value of the Company's common stock at the end of the reporting period.

(2)	The common stock warrants outstanding and exercisable at March 31, 2014 and December 31, 2013 have a weighted-average contractual remaining life of 4.61 years and 4.55 years, respectively.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000 (See Note 6). In connection with this note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. As of March 31, 2014 all of these preferred stock warrants are outstanding.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 7 - STOCKHOLDERS’ DEFICIT, continued

The following table presents details of the assumptions used to calculate the grant date fair value using the Black-Scholes option-pricing model for preferred stock warrants granted by the Company (there were no common stock warrants granted by the Company during the three months ended March 31, 2014):

Three Months Ended
March 31, 2014
Expected term (in years)	3
Expected volatility	25.65%
Risk-free interest rate	0.78%
Expected dividends	-
Grant date fair value per share	$0.64

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a management fee agreement with Alliance Acquisition Corp. (“Alliance”). At March 31, 2014 and December 31, 2013, Brian Altounian, CEO, owned approximately 34% of Alliance. Alliance provided the Company with general business support services, including, but not limited to, the following: providing executive and administrative level support, general office support, investor relations assistance, human resource assistance, financial and accounting assistance, legal support, office equipment and office space. From time to time Alliance would advance the Company capital and pay expenses on behalf of the Company. Additionally, from time to time, the Company would advance Alliance capital and pay expenses on behalf of Alliance. The monthly fee was $5,000 for the period from November 2011 through June 2013. Based on the decline in business and required support by the Company, the management fee was terminated effective July 1, 2013.

The following table summarizes the activity between the Company and Alliance during the three months ended March 31, 2014:

Management fee payable – December 31, 2013	$30,330
Management fee	-
Advances to/payments on behalf of the Company	-
Payments to/on behalf of Alliance	(22,411)

Management fee payable - March 31, 2014 (unaudited)	$7,919

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 9 - COMMITMENT AND CONTINGENCIES

Royalties

In connection with certain of the Company’s acquisitions, the Company has entered into various royalty agreements (see Note 5). Royalty payments related to acquisitions range from 10% to 100% of related revenue, as summarized below:

•	Wowio, LLC - 20% of related revenue until all purchase price consideration has been satisfied, then 10% of related revenue through perpetuity.

•	Duck - 10% of related revenue until all purchase price consideration has been satisfied, with no subsequent royalty amounts due.

•	SDE - 100% of related revenue until all purchase price consideration has been satisfied, with no subsequent royalty amounts due.

Additionally, the Company enters into royalty agreements with the authors of the eBooks included on its websites, which call for royalty payments based on various percentages of revenues earned, less processing fees and in the case of Sponsored Downloads, a fixed price per download.

Employment Agreement

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

Consulting Agreements

In May 2013, the Company entered into an agreement with a consultant to provide and arrange investor meetings to communicate key Company fundamentals, technical aspects and operations to potential retail investors and financial advisors, registered representatives and money managers. In exchange, the Company agreed to pay consultant a monthly fee of $8,500 and issue the consultant 50,000 shares of common stock. Both parties agreed that the consulting services would begin after the Company’s stock is available to retail investors. No amounts were paid or due under this agreement through March 31, 2014.

In January 2014, the Company entered into a one-year agreement with a consultant to provide introductions to capital resources and investors as well as provide investor relations services. In exchange, the Company agreed to pay consultant a monthly fee of $12,000. The Company paid the consultant $24,000 during the three months ended March 31, 2014 related to this agreement.

WOWIO, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 and 2013 and

For The Period From June 29, 2009 (Inception)

Through March 31, 2014

NOTE 9 - COMMITMENT AND CONTINGENCIES, continued

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities include certain agreements with its officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with the Company’s acquisitions, the parties have agreed to indemnify each other from claims relating to the acquisition agreement. In connection with the Company’s publisher agreements, the parties have agreed to indemnify each other from certain claims relating to the agreements. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments we would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

Legal

In October 2013, a former employee filed a complaint against the Company and its CEO, seeking past due wages of $57,096, damages and attorney’s fees. The Company has accrued the amount of past due wages in its condensed consolidated financial statements and although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not believe the ultimate resolution of this lawsuit will have an adverse material effect on the Company’s financial condition, results of operations or cash flows.

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10 - SUBSEQUENT EVENTS

In April 2014, the Company issued 25,000 shares of common stock, at a price of $1.00 per share for cash proceeds of $25,000 to a third party investor.

In April 2014, the holder of certain convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,806,771 shares of the Company’s common stock.

In April 2014, the Company issued a promissory note to an individual in the amount of $450,000. The note bears flat interest of $20,000 and is due in July 2014. The Company will be required to issue shares of common stock if the note and accrued interest are not paid in full by the maturity date.

In April 2014, the Company repaid $200,000 to TCA on the Revolving Loan balance.

The Company has evaluated subsequent events after the balance sheet date and based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report contains forward-looking statements. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, uncertainty regarding expansion or other corporate transactions and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this quarterly report. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Overview

WOWIO, Inc. (“WOWIO”, “we”, “us”, “our” or the “Company”) is a Los Angeles-based digital media company with an eBook distribution platform that gives the Company a competitive position in the $40 billion global eBook market. The Company owns a proprietary patent that provides for the specific process for inserting ads into eBooks while adding both personalization and an anti-theft identifier, positioning WOWIO as a participant in the growing eBook distribution arena. In addition to ownership of this patent, the Company has completed the development of a mobile application (“mobile app”) that will allow for the insertion of mobile ads in eBooks read on a mobile device. The Company is currently in the early stages of development of a mobile advertising network that will give WOWIO additional proprietary technology and a unique vertically integrated technology solution that will generate revenues for the company through ad-subsidized eBooks.

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

Our business began as a web-based eBook store in 2005, and was re-launched in early 2010 with a new design and new business model that included advertising revenue-generating opportunities. In 2010, we acquired a library of comic books, novels, graphic novels, and screenplays to distribute on our eBook platform as well as to market and promote across other web properties that we also acquired and built in 2010. That same year, we were granted a broad patent that allows for the insertion of advertising into eBooks delivering a new revenue stream for eBook publishers and authors. We believe this patent could provide us with a competitive advantage in the highly competitive eBook distribution market. Since 2010, we have broadened our operational focus to include the services of a digital media studio, which operates as StudioW, and in September 2012 we formed Carthay, a digital publishing entity, for the purpose of identifying and acquiring unpublished content for exploitation and “brand-building” across the digital and traditional media landscape.

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

WOWIO owns a library of books and generates income from the retail sales thereof. We typically sell eBooks for $0.99 each. Approximately 87% of the content we distribute through wowio.com is owned by third parties. We offer digital content and eBooks provided by third party publishers to consumers for free when advertising campaigns are available. If the eBook or digital content does not contain an advertising campaign, then we offer the eBook to the consumer at a retail price selected by the publisher and the Company receives an allowance for credit card processing charges, for which we hold back approximately 10% of the retail price. When there is an advertising campaign, we charge the sponsorship advertiser between $1.00 and $3.00 a book and we pay the publisher $0.25 - $0.50 per book depending on the length and we keep the remaining portion. Accordingly, because the proceeds we receive from eBook sales not attached to advertising campaigns are limited to our processing costs, we do not seek to generate profits from such sales. Rather, eBook sales not tied to advertising campaigns are intended draw traffic to our websites, so that we can profitably sell advertising on our websites, and are also intended to draw publishers, so that we can seek to enter into additional advertising campaigns for the eBooks sold on our websites.

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

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the three months ended March 31, 2014 and 2013.

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

We expect to generate future revenue by licensing both our patent rights and our creative intellectual property. We expect to re-launch a multi-channel eBook delivery platform in a newly-designed wowio.com site during the first half of 2014. With this site, we expect to increase online visibility by connecting to other related sites through Application Programming Interfaces (APIs) that will allow us to engage with the audience of partner sites. With a broader audience reach and more attractive product offering, our goal is to increase our revenues through increased sales of eBooks and ad revenues generated from the expected higher traffic. Through our Carthay subsidiary, we expect to generate increased revenues as we anticipate higher revenue participation as a publisher, earning 30-50% of revenues as opposed to merely a distributor, earning 10-20% of revenues. Finally, we also anticipate increasing revenues through the licensing of our patent, a process we are beginning to undertake as the advertising community has just started to see the eBook distribution channel as a viable alternative to other content distribution outlets.

The revenues we earn have not been adequate to support our operations. Our loss from operations was $949,700 for the three months ended March 31, 2014 and $759,440 for the three months ended March 31, 2013. We anticipate that the additional annual costs we may incur as a result of becoming a public company will exceed $250,000 for legal, financial, accounting and audit work in addition to fees for filing our periodic and annual reports with the SEC. We expect that our operating expenses will continue to exceed our revenues for at least the next 12 months, and possibly longer. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. To support our activities we will require investment, which we expect will provide the capital to execute on our business plans, produce enough high quality media to maintain our brand image and develop and retain a loyal customer base.

We are party to a settlement agreement with TCA Global Credit Master Fund, L.P. (“TCA”). Under our agreement with TCA, we are required to pay 100% of any revenue we receive, and 50% of the proceeds we receive from any sale of equity or debt securities, directly to TCA, until we have repaid our obligations to TCA in full. Accordingly, the amount we will be required to repay on May 19, 2014 will be equal to $385,590 (the balance as of October 24, 2013 of $449,221, less the payment of $65,631 we made upon entering into the settlement agreement), plus interest that will accrue (at the rate of 12% per year) to May 19, 2014 (approximately $26,991), less any amounts we repay in accordance with the requirement noted above that we pay 100% of any revenue we receive, and 50% of the proceeds of any sale of securities, directly to TCA, until we have repaid our obligations to TCA in full. In April 2014, the Company made a payment of $200,000 to TCA related to its obligations under this agreement. Because we cannot determine the amount of revenue or the amount of proceeds we will receive from the sale of securities prior to May 19, 2014, we cannot presently determine the precise amount we will be required to repay on May 19, 2014. Further, because our revenues to date have not been significant, and in light of the losses we have sustained to date we anticipate that we will need to raise additional capital to repay the amount we will owe to TCA on May 19, 2014. We plan to seek to raise such additional capital, although there is no assurance such funding will be available on terms acceptable to the Company, or at all.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our condensed consolidated financial statements.

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

The Company’s primary revenues sources are as follows:

eBooks

For eBook downloads purchased by the customer directly through the Company’s website, the Company recognizes revenue when the right to download content is granted. The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount. Generally, the Company records such revenues on a net basis due to a general lack of indicators that the Company is the primary obligor primarily due to the Company’s lack of ability to determine price. Typically for these sales, the Company’s net revenues consist of a credit card processing fee along with the majority of the advertising fee when there is an ad sponsor. Occasionally, the Company sells download cards to retailers and directly to end customers, which are redeemable on its websites for content downloads over an established time frame. The Company records proceeds from the initial sale of the card to deferred revenue, which is included in accounts payable and accrued expenses in the accompanying balance sheets, and is recognized over the related download period, which approximates the usage period. During the three months ended March 31, 2014 and 2013 the Company earned $308 and $ 1,168, respectively, in eBook sales.

Advertising

Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. Website advertising revenue is primarily recognized on a flat-fee basis based on cost per thousand impressions (“CPM”). The Company earns CPM revenue from the display of graphical advertisements on its websites. Revenue from flat-fee services is based on a customer’s period of contractual service and is recognized on a straight-line basis over the term of the contract. At the end of March 2014, the Company signed an insertion order for display advertising across all of the Company’s sites with Akyumen Technologies to advertise Akyumen’s proprietary mobile hardware devices. The insertion order provides that Akyumen spend $50,000 per quarter for each of the remaining 3 quarters of 2014. As of May 2, 2014, the Company has received $35,000 in advertising revenues from Akyumen related to this order for advertising in the second quarter of 2014. Proceeds from such contracts are deferred and are included in revenue on a pro-rata basis over the term of the related agreements. During the three months ended March 31, 2014 and 2013 the Company earned $959 and $4,048, respectively, in advertising revenues.

Patent Licensing

The Company owns Patent No. 7,848,951, issued by the USPTO on December 7, 2010, protecting the method for insertion of specifically targeted advertisements into eBooks. The scope of our patent covers (i) two methods for providing individuals with a plurality of electronic books containing targeted advertising; and (ii) an apparatus for providing one or more subscribers with a plurality of electronic books containing specifically targeted advertising. The Company intends to pursue patent licensing arrangements with eBook distribution outlets looking to create new revenue streams for eBook downloads. The Company will also pursue any violators who infringe on the patent’s claims, ultimately generating license revenues on a per-book or per-ad basis.

Revenue from patent licensing arrangements is recognized when earned, estimable and realizable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales. For licensing fees that are not determined by the number of licensed units sold, the Company recognizes license fee revenue on a straight-line basis over the life of the license. During the three months ended March 31, 2014 and 2013 the Company earned no revenue in patent licensing fees.

Creative IP Licensing

Revenues are also generated by the exploitation of WOWIO’s own proprietary content of creative material such as comic books, graphic novels, screenplays, and other published and non-published content. The WOWIO-owned Spacedog library is available for sale on wowio.com and the Company retains 90% of all sales for that content library.

The Company’s content also generates nominal revenues from licensing stories/characters/concepts to studios and other producing partners. Licensing deals that may generate revenue for the Company includes film option/acquisition fees, television option/acquisition fees, video game licensing, content licensing for apps, apparel and merchandise licensing. During the three months ended March 31, 2014 and 2013, the Company earned $0 and $6,817, respectively in creative IP licensing revenue.

Cost of sales includes royalty payments made to the authors of the eBooks included on its websites, which call for royalty payments based on various percentages of revenues earned, less processing fees and in the case of sponsored downloads, a fixed price per download. Royalties earned pursuant to this arrangement were $244 compared to $1,051 for the three months ended March 31, 2014 and 2013, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, provisions for uncollectible notes receivable, fair value of common stock and warrants issued, recoverability of long-lived assets and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and its belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

Income Taxes

We account for income taxes under the provision of ASC Topic 740. As of March 31, 2014 and December 31, 2013, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively, and have not recognized interest and/or penalties in the statements of operations for each of the years then ended. The Company is subject to taxation in the United States, Texas and California.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The Company is a Development Stage Enterprise and has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales decreased by $10,766 or 90% from $12,033 during the three months ended March 31, 2013 to $1,267 for the three months ended March 31, 2014. Our revenues were from sales of eBooks generated through our website resulting in revenues of $1,168 for the three months ended March 31, 2013 compared to $308 for the three months ended March 31, 2014; a decrease in advertising revenue from $4,048 for the three months ended March 31, 2013 to $959 for the three months ended March 31, 2014, and a decrease in intellectual property sales from $6,817 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. Cost of sales decreased by $1,966 or 18% from $11,099 for the three months ended March 31, 2013, as compared to $9,133 for the three months ended March 31, 2014. Our overall gross loss increased by $8,800 or 942% from a gross profit of $934 for the three months ended March 31, 2013 as compared to a gross loss of $7,866 for the three months ended March 31, 2014.

Our total operating expenses were $941,834 during the three months ended March 31, 2014, an increase of $181,460 or 24%, as compared to $760,374 for the three months ended March 31, 2013. General and administrative expenses were $941,834 during the three months ended March 31, 2014, an increase of $196,460 or 26%, as compared to $745,374 for the three months ended March 31, 2013. The increase in general and administrative expenses for the three months ended March 31, 2014 resulted primarily from an increase of approximately $250,000 related to the development and testing of the Company’s web and mobile based application platform and a decrease in consulting and professional fees of approximately $44,000. Management fees were $15,000 for the three months ended March 31, 2013 as compared to $0 for the three months ended March 31, 2014. The management fee agreement was terminated effective July 1, 2013.

Other expense, net decreased by $197,726 from $238,128 for the three months ended March 31, 2013, to $40,402 for the three months ended March 31, 2014 solely due to a decrease in interest expense.

There was no income tax benefit or provision during the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

We had cash of $8,645 and $943 at March 31, 2014 and December 31, 2013, respectively.

We used cash of $292,298 in our operating activities during the three months ended March 31, 2014. Non-cash adjustments included $353,607 related to amortization of prepaid consulting, $3,165 related to amortization of debt discount and debt issuance costs offset by interest earned on notes receivables of $3,279. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $404,386 and a decrease in related party payables of $22,411 and a decrease in acquisition related liabilities of $37,644. We used cash of $181,159 in our operating activities during the three months ended March 31, 2013. Non-cash adjustments included $481,940 related to the amortization of prepaid consulting, $220,751 related to the amortization of debt discount and debt issue costs, offset by interest earned on notes receivable of $3,415. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $111,277 and an increase in accounts receivable of $2,048. We also increased our related party payables by $14,960; our acquisition related liabilities by $2,654 and our prepaid expenses and other current assets by $9,710 during the year three months ended March 31, 2013.

Our financing activities provided cash of $300,000 during the three months ended March 31, 2014 compared to $180,000 during the same period in 2013. Cash provided by financing activities during the three months ended March 31, 2014, reflect net proceeds from the issuance of notes payable of $305,000 and net proceeds from the sale of common stock of $25,000, offset by principal payments on notes payable of $30,000. Cash provided by financing activities during the three months ended March 31, 2013, reflect net proceeds from the sale of common stock of $20,000 and net proceeds from the issuance of notes payable of $160,000.

As of March 31, 2014, we had a deficit accumulated during the development stage of $25,649,027. Management anticipates that future operating results will continue to be subject to many of the expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which we cannot control.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We cannot provide assurance that we will obtain sufficient funding from financing or operating activities to support continued operations or business deployment.

Since our inception we have reported net losses, including losses of approximately $990,000 and $998,000 during the three months ended March 31, 2014 and 2013, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations. At March 31, 2014, our deficit accumulated during the development stage was approximately $25.6 million.

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

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revolving Loan

Effective September 21, 2012, the Company entered into a credit agreement (“Revolving Loan”) with TCA Global Credit Master Fund, LP (“TCA”), which provided the Company with an initial revolving loan commitment of $250,000. Net proceeds received from the Company amounted to $201,775 after deducting financing fees. The interest rate on this and all extensions of the Revolving Loan is 12% per annum, with a default rate of 18%. Accrued and unpaid interest on the unpaid principal balance was payable on a weekly basis beginning on September 28, 2012. Pursuant to the settlement agreement entered into with TCA (discussed below), the credit facility was terminated such that the Company does not have the right to borrow any additional funds thereunder.

The Revolving Loan had a 6-month term that could be extended for 6 months at TCA’s discretion with a 4% renewal fee. The loan is collateralized by a security interest in all tangible and intangible assets of the Company. The fees incurred by the Company for this facility are as follows: (i) a 4% transaction advisory fee, (ii) an asset monitoring fee of $1,500, (iii) due diligence fee of $10,000, (iv) document review and legal fees of $12,500, and (v) $17,500 for a brokerage fee to TCAs financing partner. The total amount the Company incurred as initial financing fees was $53,225 and was recorded as debt issuance costs. The credit line includes a minimum monthly fee of not less than 0.875% of the then applicable revolving loan commitment.

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

Under our agreement with TCA, we are required to pay 100% of any revenue we receive, and 50% of the proceeds we receive from any sale of equity or debt securities, directly to TCA, until we have repaid our obligations to TCA in full. Accordingly, the amount we will be required to repay on May 19, 2014 will be equal to $385,590 (the balance as of October 24, 2013 of $449,221, less the payment of $65,631 we made upon entering into the settlement agreement), plus interest that will accrue (at the rate of 12% per year) to May 19, 2014 (approximately $26,991), less any amounts we repay in accordance with the requirement noted above that we pay 100% of any revenue we receive, and 50% of the proceeds of any sale of securities, directly to TCA, until we have repaid our obligations to TCA in full. In April 2014, the Company made a payment of $200,000 to TCA related to its obligations under this agreement. Because we cannot determine the amount of revenue or the amount of proceeds we will receive from the sale of securities prior to May 19, 2014, we cannot presently determine the precise amount we will be required to repay on May 19, 2014. Further, because our revenues to date have not been significant, and in light of the losses we have sustained to date (see “Going Concern” discussed above), we anticipate that we will need to raise additional capital to repay the amount we will owe to TCA on May 19, 2014. We plan to seek to raise such additional capital, although there is no assurance such funding will be available on terms acceptable to the Company, or at all.

As of March 31, 2014 the Company’s current debt obligations were $1,427,518, consisting of the following:

(1) Notes payable to former employees, including 8 notes issued to 7 employees totaling $122,570. These notes carry an interest rate between 2.25% and 8% and were due between April 2012 and December 2012. These notes are in default. The Company continues to accrue interest expense and has not reached agreement with these former employees on due date extensions.

(2) Notes payable to third parties in the aggregate amount of $804,948. These 34 notes carry interest rates between 8% and 12% with due dates between December 2011 and June 2015. Of this total, 4 notes totaling $174,448 are in default. The Company continues to accrue interest expense and has not reached agreement with these parties on due date extensions.

(3) Convertible notes payable to an individual in the aggregate amount of $200,000. These convertible notes carry interest rates between 13% and 15% and were due between March 2013 and July 2013. These notes were converted to common stock in April 2014.

(4) The Revolving Loan from TCA of $300,000 with an interest rate of 12%, the terms of which are discussed above.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. We anticipate needing approximately $1,500,000 over the next year to fund operations and growth. We are working with business partners to generate revenues to help cover obligations. Our management seeks to raise additional financing to augment our revenues to fund future operations and to provide additional working capital to fund our business. We also plan to achieve revenue growth through (i) patent licensing, (ii) website advertising and (iii) eBook sponsorship revenues. We anticipate paying down trade payables and debt obligations through the issuance of equity. We cannot provide assurance that we will obtain sufficient funding from financing or operating activities to support continued operations or business deployment or that we will be able to pay down existing payables and debt obligations with the issuance of equity. Without the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have no material developments to previously disclosed legal proceedings.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2014, the Company issued 25,000 shares of common stock, at a price of $1.00 per share for cash proceeds of $25,000 to an accredited investor. In April 2014, the Company issued another 25,000 shares of common stock, at a price of $1.00 per share for cash proceeds of $25,000 to the same accredited investor.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as of May 9, 2014 the Company is in default on the notes payable to former employees totaling $122,570 and on 4 other notes payable totaling $174,448, which are currently due. The Company has not reached agreement with the noteholders on due date extensions.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive and Financial Officer

32.1	Section 1350 Certification of Chief Executive and Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wowio, Inc.

Date: May 14, 2014	By:	/s/ Brian Altounian
Brian Altounian
Chief Executive Officer and Chief Financial Officer
(principal executive, financial and accounting officer)

