Form 10-Q
period 2014-06-30
Wowio, Inc.
filed 2014-08-14
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-55220

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

Yes [  ] No [X]

The number of shares of the registrant’s common stock issued and outstanding as of August 12, 2014, was 26,559,155.

WOWIO, INC.

Form 10-Q

For the Fiscal Quarter Ended June 30, 2014

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WOWIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash	$65	$943
Prepaid consulting and other current assets	258,256	505,527

Total current assets	258,321	506,470

Prepaid consulting and other assets, net of current portion	268,124	380,672
Note receivable and accrued interest	188,966	182,371

	$715,411	$1,069,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,320,962	$1,234,789
Acquisition related liabilities	235,473	305,617
Related party payables	719	30,330
Accrued compensation and related costs	859,737	769,386
Revolving loan	50,000	300,000
Notes payable — related parties	122,570	122,570
Notes payable, net of debt discount of $23,028 and $0	1,019,920	529,948
Convertible notes payable	37,500	420,000

Total liabilities	3,646,881	3,712,640

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.0001 par value; 5,000,000 shares authorized; 500,000 issued and outstanding	50	50
Series B preferred stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,377,412 and 22,283,648 shares issued and outstanding, respectively	2,637	2,228
Additional paid-in capital	23,375,947	22,013,520
Accumulated deficit	(26,310,104)	(24,658,925)
Total stockholders’ deficit	(2,931,470)	(2,643,127)

	$715,411	$1,069,513

See accompanying notes to these condensed consolidated financial statements

Wowio, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
		(Restated)		(Restated)
Net sales	$51,042	$3,821	$52,309	$15,854
Cost of sales	10,151	8,186	19,284	19,285

Gross profit (loss)	40,891	(4,365)	33,025	(3,431)

Operating expenses:
General and administrative	449,238	1,497,567	1,388,662	2,242,941
Management fees - related party	-	15,000	-	30,000
	449,238	1,512,567	1,388,662	2,272,941

Operating loss	(408,347)	(1,516,932)	(1,355,637)	(2,276,372)

Other expense:
Interest expense, net	(255,140)	(92,804)	(295,542)	(330,932)

Other expense, net	(255,140)	(92,804)	(295,542)	(330,932)

Net loss	$(663,487)	$(1,609,736)	$(1,651,179)	$(2,607,304)

Basic and diluted net loss per common share	$(0.03)	$(0.07)	$(0.07)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	25,213,944	21,619,664	24,347,648	21,374,626

See accompanying notes to these condensed consolidated financial statements

Wowio, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For The Six Months Ended June 30, 2014

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2014	500,000	$50	22,283,648	$2,228	$22,013,520	$(24,658,925)	$(2,643,127)

Common stock issued for cash	-	-	50,000	5	49,995	-	50,000
Conversion of convertible notes payable and accrued interest into common stock	-	-	3,549,504	355	914,289	-	914,644
Common stock issued for exercise of warrants	-	-	152,816	15	22,907	-	22,922
Estimated relative fair value of warrants and beneficial conversion feature associated with debt	-	-	-	-	29,990	-	29,990
Common stock issued for services	-	-	341,444	34	345,246	-	345,280
Net loss	-	-	-	-	-	(1,651,179)	(1,651,179)

Balance, June 30, 2014	500.000	$50	26,377,412	$2,637	$23,375,947	$(26,310,104)	$(2,931,470)

See accompanying notes to these condensed consolidated financial statements

Wowio, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30, 2014	June 30, 2013
		(Restated)
Cash flows from operating activities:
Net loss	$(1,651,179)	$(2,607,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on note receivable	(6,595)	(6,778)
Estimated fair value of common stock issued for services	-	570,000
Amortization of prepaid consulting	407,783	1,192,214
Amortization of debt discount and debt issuance costs	192,193	285,196
Changes in operating assets and liabilities:
Accounts receivable	-	(1,738)
Prepaid consulting and other assets	12,000	(7,192)
Accounts payable and accrued expenses	582,175	360,853
Related party payables	(29,611)	29,500
Acquisition related liabilities	(70,144)	(1,375)

Net cash used in operating activities	(563,378)	(186,624)

Cash flows from investing activities:
Proceeds from repayment of notes receivable	-	5,500

Net cash provided by investing activities	-	5,500

Cash flows from financing activities:

Principal payments on revolving loan	(250,000)	-
Principal payments on notes payable	(30,000)	-
Proceeds from the issuance of notes payable	755,000	160,000
Proceeds from the issuance of convertible notes payable	37,500	-
Proceeds from the issuance of common stock	50,000	20,000

Net cash provided by financing activities	562,500	180,000

Net change in cash	(878)	(1,124)

Cash at beginning of period	943	1,293

Cash at end of period	$65	$169

See accompanying notes to these condensed consolidated financial statements

Wowio, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For The Six Months Ended
	June 30, 2014	June 30, 2013
		(Restated)
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$11,072	$106

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable converted to notes payable	$-	$10,000
Exercise of warrant in settlement of notes/accounts payable	$22,922	$100,000
Estimated fair value of beneficial conversion features and relative fair value of warrants issued with debt	$215,221	$79,167
Conversion of debt and accrued interest for shares of common stock	$729,413	$6,600
Common and preferred stock recorded as prepaid consulting for services	$59,964	$2,640,000
Settlement of accrued expenses through issuance of shares of preferred and common stock	$285,316	$-
Mandatory redemption of warrant issued with debt	$-	$90,000
Reduction of stockholder note receivable with return of common stock	$-	$765,000

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

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

The Company operates in a rapidly changing technological and digital entertainment market and its activities are subject to significant risks and uncertainties, including failing to secure additional funding to further exploit the Company’s current technology and digital entertainment properties.

NOTE 2 – RESTATEMENT

The Company has restated its previously issued condensed consolidated statements of operations for the three and six months ended June 30, 2013 and its condensed consolidated statement of cash flows for the six months ended June 30, 2013 to update its treatment of additional purchase price consideration recorded as acquisition related liabilities.

In 2009 and 2010, the Company entered into purchase agreements to purchase certain assets and liabilities of Wowio, LLC, Drunk Duck and Spacedog Entertainment, Inc. (See Note 5). At the time of the respective acquisitions, the Company initially recorded additional purchase price consideration as acquisition related liabilities, which were to be paid based upon future revenues derived from the acquired assets. During 2013, the Company reviewed the treatment of the additional purchase price consideration recorded as acquisition related liabilities and in conjunction with its assessment of the recoverability of the related intangible assets acquired, determined that the acquisition related liabilities should be extinguished as of December 31, 2012. The condensed consolidated statements of operations for the three and six months ended June 30, 2013 and the condensed consolidated statement of cash flows for the six months ended June 30, 2013 have been restated to show the effects of the extinguishment, which resulted in an increase in the previously reported net loss.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 2 – RESTATEMENT, continued

The following table summarizes the corrections on each of the affected financial statement line items for each period presented.

	As Previously
Effects of Restatements	Reported	Adjustments	As Restated

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2013
Change in fair value of contingent consideration related to acquisition	237,416	(237,416)	-
Net loss	(1,372,320)	(237,416)	(1,609,736)
Net loss per common share	(0.06)	(0.01)	(0.07)
Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2013
Change in fair value of contingent consideration related to acquisition	182,274	(182,274)	-
Net loss	(2,425,030)	(182,274)	(2,607,304)
Net loss per common share	(0.11)	(0.01)	(0.12)
Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2013
Net loss	(2,425,030)	(182,274)	(2,607,304)
Change in fair value of contingent consideration related to acquisition	(182,274)	182,274	-

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

The condensed consolidated financial statements included herein as of and for the three and six months ended June 30, 2014 and 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2014, the condensed consolidated results of its operations for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s revenues since Inception have been nominal. Additionally, since Inception, the Company has had recurring operating losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company will need to secure additional funds through various means, including equity and debt financing, funding from a licensing arrangement or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company intends to raise additional financing.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, the Company adopted this standard as of June 30, 2014 and eliminated since inception information from its financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Wowio, Inc. and its wholly-owned subsidiary Carthay Circle Publishing. All intercompany balances and transactions have been eliminated in consolidation.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

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

The Company’s content also generates revenues from licensing stories/characters/concepts to studios and other producing partners. Licensing deals that may generate revenue for the Company include film option/acquisition fees, television option/acquisition fees, video game licensing, content licensing for apps, apparel and merchandise licensing.

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At June 30, 2014, there were no uninsured amounts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, provisions for uncollectible notes receivable, fair value of contingent consideration related to acquisition, fair value of common stock and warrants issued, fair value of beneficial conversion features, and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the three and six months ended June 30, 2014 and 2013, such costs totaled $10,219, $11,313, $0 and $1,500, respectively. Such costs are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Income Taxes

The Company accounts for income taxes under the provision of ASC 740. As of June 30, 2014 and December 31, 2013, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively and have not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as warrants outstanding during the period. Common stock equivalents from warrants and convertible notes payable were approximately 919,000 and 4,408,200 for the three and six months ended June 30, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 4 - NOTE RECEIVABLE

On October 13, 2010, the Company entered into a secured note receivable with Top Cow Productions (“TCP”) for $175,000. Terms of the note required interest at the rate of 10% per annum and equal monthly installments of principal over twelve months beginning in May 2011 through April 2012. The note is secured by certain assets of TCP and individually by two owners of TCP. At June 30, 2014 and December 31, 2013, the balance of the note receivable was $188,966 and $182,371, respectively, including accrued interest receivable of approximately $55,966 and $49,371, respectively. The note is currently in default, but based on management’s assessment of the following factors, the Company believes that no impairment charge is necessary at June 30, 2014.

●	The Company holds a security interest in the assets of TCP;

●	The Company received payments of $15,000 from TCP during 2012 and $5,500 during 2013; and

●	In 2013, the Company entered into an agreement with TCP in which TCP is to provide to the Company certain assets, including ownership of a graphic novel and screenplay. The Company receives 85% of the future net revenues derived from these assets, with TCP retaining the remaining 15% as a participation fee. The Company believes the carrying value of the outstanding note receivable and accrued interest is recoverable through the projected undiscounted future cash flows of these assets obtained from TCP.

NOTE 5 - ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $85,473 and $155,617 were still outstanding at June 30, 2014 and December 31, 2013, respectively), including $794,518 of amounts owed to Brian Altounian (of which $2,621 and $72,764 were still outstanding at June 30, 2014 and December 31, 2013, respectively), the Company’s CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

Drunk Duck

On May 5, 2010, Wowio Texas entered into an asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets.  As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of June 30, 2014, Platinum retained ownership of 6.5% of the assets, as a result of amounts owed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of June 30, 2014 and December 31, 2013.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 5 - ACQUISITIONS, continued

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

NOTE 6 - NOTES PAYABLE

Revolving Loan

Effective September 21, 2012, the Company entered into a credit agreement (“Revolving Loan”) with TCA Global Credit Master Fund, LP (“TCA”), which provided the Company with an initial revolving loan commitment of $250,000. Net proceeds received by the Company amounted to $201,775 after deducting financing fees of $53,225 (which were recorded as debt issue costs). The interest rate on this and all extensions of the Revolving Loan is 12% per annum, with a default rate of 18%. Per the agreement, accrued and unpaid interest on the unpaid principal balance was payable on a weekly basis beginning on September 28, 2012.

The Revolving Loan had a 6-month term that could be extended for 6 months at TCA’s discretion with a 4% renewal fee. The loan is collateralized by a security interest in all tangible and intangible assets of the Company. During the three and six months ended June 30, 2014 and 2013, the Company amortized $0, $0, $24,394 and $24,394 to interest expense in the accompanying consolidated statements of operations. The credit line includes a minimum monthly fee of not less than 0.875% of the then applicable revolving loan commitment.

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant had an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. The Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause, with $60,000 still outstanding as of June 30, 2014.

The relative fair value of the warrants of $217,817 was treated as a discount and was amortized over the initial term of the Revolving Loan. During the three and six months ended June 30, 2013, the Company amortized $0 and $90,758, respectively, to interest expense in the accompanying condensed consolidated statements of operations.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 6 - NOTES PAYABLE, continued

The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at June 30, 2014. The amount of principal due at June 30, 2014 and December 31, 2013 was $50,000 and $300,000, respectively. Accrued interest related to the Revolving Loan of $14,261 and $7,348 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

After payments to TCA of $200,000 in April 2014 and $50,000 in May 2014, as of June 30, 2014 the amount owed to TCA was $148,282, comprised of $50,000 in revolving loan and $60,000 in warrant liability and $38,282 in accrued interest and fees both included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

Notes Payable – Related Parties

During 2011, the Company issued an aggregate of $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at June 30, 2014 and December 31, 2013 was $112,570. Accrued interest of $6,969 and $5,713 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

On January 17, 2012 and June 15, 2012, the Company issued $10,000 and $1,000, respectively, of notes payable to one employee. The notes matured on June 15, 2013 and accrue interest of 8% per year. The amount of principal due at June 30, 2014 and December 31, 2013 was $10,000. Accrued interest of $1,961 and $1,565 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 6 - NOTES PAYABLE, continued

Notes Payable

Notes payable consist of the following at:

	June 30, 2014	December 31, 2013
		(audited)
Notes payable to an individual, 12% interest rate, entered into in August 2011, due on demand	$14,448	$14,448

Note payable to an individual, 2% interest rate, entered into in November 2011, repaid in January 2014	-	20,000

Note payable to an individual, 8% interest rate, entered into in January 2012, due on demand	10,000	10,000

Secured note payable to am individual, 10% interest rate, entered into in December 2011, due June 20, 2015, as amended	100,000	100,000

Note payable to an individual, simple flat interest of $5,000, entered into in March 2013, repaid in January 2014	-	10,000

Secured note payable to an individual, 12% interest rate, entered into in September 2013, due on demand with default interest of 17%	50,000	50,000

Note payable to an individual, 12% interest rate, entered into in November 2013, due on demand with default interest of 17%	100,000	100,000

Note payable to an individual, flat interest of $20,000, entered into in April 2014, due in July 2014	450,000	-

Notes payable to various individuals, 12% interest rate, entered into from August 2013 to January 2014, due one year from the borrowing date, net of debt discount of $14,800 and $0, respectively	3,700	225,500

Secured note payable to an individual, 12% interest rate, entered into in January 2014, due January 2015, net of discount of $8,228	291,772	-

	1,019,920	529,948

Less current portion	(1,019,920)	(529,948)

	$-	$-

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 6 - NOTES PAYABLE, continued

On February 14, 2013, the Company entered into a waiver and amendment #1 agreement to a secured note, extending the maturity date from December 20, 2012 to June 20, 2013. In connection with the waiver and amendment #1 agreement, the Company issued a warrant for the purchase of 200,000 shares of common stock with an exercise price of $0.15 per share that will expire in February 2016. The fair value of the warrant was approximately $380,000, which was computed using the Black-Scholes option pricing model with the following assumptions: (1) expected term of 3.0 years; volatility of 58.90%, discount rate of 0.42% and dividend rate of zero. In accordance with relevant accounting guidance, the Company determined that the issuance of the warrants met the requirement for debt extinguishment accounting. There was no gain or loss recognized in connection with the extinguishment. Since the warrant was issued in connection with a debt instrument, the Company recorded the relative fair value of the warrant of $79,167 as debt discount to be amortized over the life of the note. During the three and six months ended June 30, 2013, the Company amortized $32,986 and $79,167 to interest expense in the accompanying condensed consolidated statement of operations. In addition, the Company agreed to pay interest at 10% for the first 4 months and 15% for the following 12 months. In February 2014, the Company entered into a waiver and amendment #2 to this secured note extending the maturity date from June 20, 2013 to June 20, 2015.

In January 2014, the Company issued a secured promissory note to an individual in the amount of $300,000. The note bears interest at 12% annually, with minimum interest of $36,000 due by the maturity date of January 2015. In connection with this note, the Company issued the holder of the note a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. The relative fair value of the warrant of $15,190 is treated as a discount and is amortized over the life of the note. During the three months and six months ended June 30, 2014 the Company amortized $3,797 and $6,962 to interest expense in the accompanying condensed consolidated statement of operations.

In April 2014, the Company issued a promissory note to an individual in the amount of $450,000. The note bears flat interest of $20,000 and was due in July 2014. The Company will be required to issue shares of common stock if the note and accrued interest are not paid in full by the maturity date.

In June 2014, the Company amended certain notes payable to allow the note holders to convert any unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share, which was below the current market price of $0.90. Accordingly, the Company recorded a beneficial conversion feature of $200,031 to be amortized over the life of the related notes payable. As of June 30, 2014, an aggregate of $212,000 in principal and $19,539 in accrued interest were converted into 463,078 shares of the Company’s common stock. Associated with these conversions, the Company charged $185,231 to interest expense during the three and six months ended June 30, 2014 in the accompanying condensed consolidated statement of operations related to the beneficial conversion feature.

During the three and six months ended June 30, 2014 and 2013, the Company recorded the relative fair value of warrants and beneficial conversion features of $200,031, $215,221, $0 and $79,167, respectively, as debt discount to be amortized over the life of the respective debt instrument. During the three and six months ended June 30, 2014 and 2013, the Company amortized $189,028, $192,193, $31,459 and $90,877, respectively, of debt discount to interest expense related to the Company’s notes payable in the accompanying condensed consolidated statements of operations.

Accrued interest related to notes payable of $63,326 and $46,764 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 6 - NOTES PAYABLE, continued

Convertible Notes Payable

Convertible notes payable consist of the following at:

	June 30, 2014	December 31, 2013
		(audited)
Secured convertible note, 8% interest rate, entered into in March 2012, originally due September 2012 (modified from promissory note in July 2012), converted to common stock in April 2014	-	100,000

Secured convertible note, 10% interest rate, entered into in April 2012, converted to common stock in January 2014	-	10,000

Secured convertible notes, 10% interest rate, entered into on May 18, 2012, originally due May 18, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	45,000

Secured convertible note, 10% interest rate, entered into on May 22, 2012, originally due May 22, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	70,000

Secured convertible note, 10% interest rate, entered into in June 2012, originally due June 2013, with default interest rate of 15%, converted to common stock in January 2014	-	50,000

Secured convertible note, 10% interest rate, entered into in July 2012, originally due July 2013, with default interest of 15%, converted to common stock in April 2014	-	100,000

Secured convertible note, 10% interest rate, entered into on August 3, 2012, with default interest rate of 15%, converted to common stock in January 2014	-	10,000

Secured convertible note, 10% interest rate, entered into on August 8, 2012, originally due February 8, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	25,000

Secured convertible note, 8% interest rate, entered into on June 9, 2014, due March 12, 2015	37,500	-

Secured convertible note, 10% interest rate, entered into on September 2012, due September 2013, converted to common stock in January 2014	-	10,000

	37,500	420,000

Less current portion	37,500	(420,000)

	$-	$-

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 6 - NOTES PAYABLE, continued

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,931 of accrued and unpaid interest into 1,279,655 shares of the Company’s common stock.

In April 2014, the holder of the remaining convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,806,771 shares of the Company’s common stock.

In June 2014, the Company entered into a convertible promissory note in the principal amount of $37,500 bearing interest at 8%, due March 2015 which allows the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined) after 180 days.

Accrued interest related to convertible notes payable of $68,161 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of and December 31, 2013.

As of June 30, 2014, the Revolving Loan and a number of the outstanding related party notes payable and notes payable balances are delinquent. The Company is in negotiations with the note holders to amend the terms of the notes.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three and six months ended June 30, 2014 and 2013, the Company amortized $7,305, $7,305, $14,609 and $14,609, respectively, in general and administrative expense in the accompanying condensed consolidated statement of operations.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 7 - STOCKHOLDERS’ EQUITY, continued

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

Common Stock

On June 19, 2012, the Company issued an aggregate of 500,000 shares of common stock at $3.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three and six months ended June 30, 2014 and 2013, the Company amortized $42,969, $42,969, $85,938 and $85,938, respectively, in general and administrative expense in the accompanying consolidated condensed statement of operations.

On January 31, 2013, the Company entered into an agreement with a consultant to provide certain services, including financial management and strategy, establishing strategic partnerships, sales and marketing, business development services, and ongoing strategic business consulting as requested by the Company for a period of one year. In exchange, the Company issued the consultant 320,000 shares of common stock. The value of the shares was $640,000, which was computed based on 320,000 shares at $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0, $160,000, $53,333 and $266,667, respectively, in general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2014 and 2013.

On February 15, 2013, the Company entered into an agreement with a consultant to provide strategic planning services, business development introductions, and other consulting services to the Company for a period of one year. In exchange, the Company issued the consultant 1,000,000 shares of common stock. The value of the shares was $2,000,000, which was computed based on 1,000,000 shares at a $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0, $500,000, $83,334 and $750,000, respectively, in general and administrative expenses in the accompanying consolidated condensed statement of operations for the three and six months ended June 30, 2014 and 2013.

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,931 of accrued and unpaid interest into 1,279,655 shares of the Company’s common stock (See Note 6).

In March 2014, the Company issued 25,000 shares of common stock, at a price of $1.00 per share, for cash proceeds of $25,000 to a third party investor. Subsequently, in April 2014, the Company issued an additional 25,000 shares of common stock, at a price of $1.00 per share, for additional cash proceeds of $25,000 to the same third party investor.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 7 - STOCKHOLDERS’ EQUITY, continued

In April 2014, the holder of certain convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,806,771 shares of the Company’s common stock (See Note 6).

During May and June 2014, the Company settled certain accrued expenses and accounts payable aggregating $345,280 by issuing an aggregate of 341,444 shares of the Company’s common stock to the respective service providers.

In June 2014, the holder of certain notes payable converted $212,000 in principal and $19,539 of accrued and unpaid interest into 463,078 shares of the Company’s common stock (See Note 6).

Warrants

In February 2014, the Company entered into a waiver and amendment #2 to a secured note (See Note 6), at which time the note holder used $22,922 in accrued and unpaid interest on the secured note to exercise warrants to purchase 152,816 shares of the Company’s common stock.

The following represents a summary of all common stock warrant activity for the six months ended June 30, 2014:

	Outstanding Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2013 (2)	1,220,001	$0.16	$2,250,002
Grants	-	-
Exercised	(152,816)	0.15
Cancelled/Expired	-	-

Outstanding and exercisable at June 30, 2014 (2)	1,067,185	$0.16	$793,389

(1)	Represents the difference between the exercise price and the estimated fair value of the Company’s common stock at the end of the reporting period.

(2)	The common stock warrants outstanding and exercisable at June 30, 2014 and December 31, 2013 have a weighted-average contractual remaining life of 4.40 years and 4.55 years, respectively.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000 (See Note 6). In connection with this note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. As of June 30, 2014 all of these preferred stock warrants are outstanding.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 7 - STOCKHOLDERS’ EQUITY, continued

The following table presents details of the assumptions used to calculate the grant date fair value using the Black-Scholes option-pricing model for preferred stock warrants granted by the Company (there were no common stock warrants granted by the Company during the six months ended June 30, 2014):

	Six Months Ended
	June 30, 2014	June 30, 2013

Expected term (in years)	3	-
Expected volatility	25.65%	-
Risk-free interest rate	0.78%	-
Expected dividends	-	-
Grant date fair value per share	$0.64	-

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company was party to a management fee agreement with Alliance Acquisition Corp. (“Alliance”). At June 30, 2014 and December 31, 2013, Brian Altounian (“Altounian”), CEO, owned approximately 34% of Alliance. Alliance provided the Company with general business support services, including, but not limited to, the following: providing executive and administrative level support, general office support, investor relations assistance, human resource assistance, financial and accounting assistance, legal support, office equipment and office space. From time to time Alliance would advance the Company capital and pay expenses on behalf of the Company. Additionally, from time to time, the Company would advance Alliance capital and pay expenses on behalf of Alliance. The monthly fee was $5,000 for the period from November 2011 through June 2013. Based on the decline in business and required support by the Company, the management fee was terminated effective July 1, 2013.

The following table summarizes the activity between the Company and Alliance during the six months ended June 30, 2014:

Management fee payable – December 31, 2013	$30,330
Management fee	-
Advances to/payments on behalf of the Company	-
Payments to/on behalf of Alliance	(29,611)

Management fee payable - June 30, 2014 (unaudited)	$719

Alliance and Altounian have ownership interests in Akyumen Technologies, Corp. (“Akyumen”). At June 30, 2014 and December 31, 2013, Alliance and Altounian owned less than 1% of Akyumen individually and collectively. During the six months ended June 30, 2014 Akyumen provided certain software development and technology related services to the Company for $250,000. Such costs were expensed to general and administrative expense in the accompanying condensed consolidated statement of operations. In addition, Akyumen engaged the Company for an advertising campaign on the Company’s websites. The advertising campaign was for $150,000 for the period April 1, 2014 through December 31, 2014. The Company recorded $50,000 in advertising revenue for the three and six months ended June 30, 2014 in the accompanying condensed consolidated statement of operations.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

NOTE 9 - COMMITMENT AND CONTINGENCIES

Royalties

In connection with certain of the Company’s acquisitions, the Company has entered into various royalty agreements (see Note 5). Royalty payments related to acquisitions range from 10% to 100% of related revenue, as summarized below:

●	Wowio, LLC - 20% of related revenue until all purchase price consideration has been satisfied, then 10% of related revenue through perpetuity.

●	Duck - 10% of related revenue until all purchase price consideration has been satisfied, with no subsequent royalty amounts due.

●	SDE - 100% of related revenue until all purchase price consideration has been satisfied, with no subsequent royalty amounts due.

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

Consulting Agreements

In May 2013, the Company entered into an agreement with a consultant to provide and arrange investor meetings to communicate key Company fundamentals, technical aspects and operations to potential retail investors and financial advisors, registered representatives and money managers. In exchange, the Company agreed to pay consultant a monthly fee of $8,500 and issue the consultant 50,000 shares of common stock. Both parties agreed that the consulting services would begin after the Company’s stock is available to retail investors. During June 2014, the Company issued the consultant the 50,000 shares of common stock with a value of $45,000 based on the current market price and capitalized this amount as part of prepaid expenses. During the three months ended June 30, 2014, the Company amortized $3,082 in general and administrative expense in the accompanying condensed consolidated statement of operations.

In June 2014, the Company entered into an agreement with a consultant to provide business development and strategic business advisory services. In exchange, the Company agreed to pay consultant a monthly fee of $7,500 and issue the consultant 16,444 shares of common stock. During June 2014, the Company issued the consultant the 16,444 shares of common stock with a value of $14,964 based on the current market price and capitalized this amount as part of prepaid expenses. During the three months ended June 30, 2014, the Company amortized $820 in general and administrative expense in the accompanying condensed consolidated statement of operations.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months

Ended June 30, 2014 and 2013

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

NOTE 10 - SUBSEQUENT EVENTS

In July 2014, the Company issued 75,000 shares of common stock, at a price of $0.40 per share for cash proceeds of $30,000 to a third party investor.

In July 2014, the Company entered into a convertible promissory note in the principal amount of $55,000 bearing interest at 10%, due August 2015 which allows the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined).

In July 2014, the Company issued an aggregate of 106,743 shares of its common stock to various individuals and vendors for consulting fees and other services rendered amounting to $80,057.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report contains forward-looking statements. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, uncertainty regarding expansion or other corporate transactions and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this quarterly report. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under the applicable securities laws.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Overview

WOWIO, Inc. (“WOWIO”, “we”, “us”, “our” or the “Company”) is a Los Angeles-based digital media company with an eBook distribution platform. The Company owns a proprietary patent that provides for the specific process for inserting ads into eBooks while adding both personalization and an anti-theft identifier, positioning WOWIO as a participant in the growing eBook distribution arena. In addition to its ownership of this patent, the Company has completed the development of a mobile application (“mobile app”) that will allow for the insertion of mobile ads in eBooks read on a mobile device. During the 2nd quarter of 2014, the Company began to focus its efforts primarily in the area of technology development in order to take advantage of the opportunity to exploit its proprietary patent and build additional proprietary technologies in the eBook and mobile ad space. As such, the Company is currently in the early stages of development of a mobile advertising network that will provide WOWIO additional proprietary technology and a unique vertically integrated technology solution that will generate revenues for the company through ad-subsidized eBooks. Management believes that the Company can generate additional revenues by creating an enterprise-level mobile ad delivery platform, utilizing the unique position represented by the patent and other technologies currently being developed.

Using our eBook distribution platform as the anchor, the digital media side of our business includes the creation, distribution, marketing, and monetization of “published” material, such as books, comic books, illustrated novels and graphic novels, as well as other digital media productions, including web series, eBooks, eComics, graphic novels and branded entertainment which we provide to digital and traditional media channels, such as film and television. Management believes that its enterprise-level mobile ad delivery platform will offer new revenue opportunities by delivering ads to these digital media products. Our operations are conducted through three main divisions: 1) wowio.com, the eBook distribution platform with a unique pricing model, that takes advantage of our proprietary patent, 2) StudioW digital media, the production entity that creates online and off-line brand-expansion entertainment properties and programs for our content, 3) Carthay Circle Publishing, Inc. which was created to develop our catalog of new and original content to exploit across our various consumer-facing properties, and 4) the technology development group, focused on new revenue-generating technologies.

Our business began as a web-based eBook store in 2005, and was re-launched in early 2010 with a new design and new business model that included advertising revenue-generating opportunities. In 2010, as part of our initial focus on digital media content development, we acquired a library of comic books, novels, graphic novels, and screenplays to distribute on our eBook platform as well as to market and promote across other web properties that we also acquired and built in 2010. That same year, we were granted a broad patent that allows for the insertion of advertising into eBooks delivering a new revenue stream for eBook publishers and authors. We believe this patent could provide us with a competitive advantage in the highly competitive eBook distribution market. Since 2010, we have broadened our operational focus to include the services of a digital media studio, which operates as StudioW, and in September 2012 we formed Carthay, a digital publishing entity, for the purpose of identifying and acquiring unpublished content for exploitation and “brand-building” across the digital and traditional media landscape. In the 2nd quarter of 2014, the Company learned that the digital advertising market in general and the mobile advertising market specifically is projected to grow more than any other advertising segment in the United States, per a study conducted and published by eMarketer, dated June, 2014. According to this study, mobile advertising is projected to grow from 6% of overall advertising in 2013 to 26% by 2018, with mobile advertising projected to exceed $58.33 Billion in 2018. Based on these projections, the Company is focusing its efforts on technology development in order to use its proprietary patent and take advantage of projected growth of mobile advertising over the next 5 years.

On the digital media side of the business, through wowio.com, we currently distribute both company-owned and 3rd-party-owned eBooks and eComics, generating revenues through eBook and eComics sales transactions. Approximately 87% of the content we distribute through wowio.com is owned by third parties. We currently generate revenues through the insertion of advertising in eBooks. To date, such advertising campaigns have not utilized our proprietary patented technology, but we anticipate such use in the future as we release our mobile app and further develop the enterprise-level ad platform. We currently generate revenues through online advertising on the wowio.com website and we anticipate generating revenues through advertising on our mobile app as well. Through StudioW, we create and produce our own content such as online videos, generating revenues through pre-roll video ads and additional online advertising on our content-oriented websites TheDuck Webcomics, PopGalaxy and our branded YouTube channels. Through Carthay, we intend to publish our own library of material as eBooks and eComics, which we will distribute on our own wowio.com site as well as distribute through other eBook distribution platforms, generating revenues through eBook sales transactions. We intend for approximately 50% of the content from Carthay to be original material created by the Company and approximately 50% to be from third parties. In addition to generating revenues through eBook/eComics sales, we intend to license our content library for exploitation across traditional media outlets such as film and television. We intend to license our patent to other eBook distribution platforms, though we have not yet begun to do so.

WOWIO owns a library of books and generates income from the retail sales thereof. We typically sell WOWIO-branded eBooks for $0.99 each. We also offer digital content and eBooks provided by third party publishers to consumers for free when advertising campaigns are available. If the eBook or digital content does not contain an advertising campaign, then we offer the eBook to the consumer at a retail price selected by the publisher and the Company receives an allowance for administration and credit card processing charges, for which we hold back approximately 10% - 30% of the retail price. When there has been an advertising campaign, we have charged the sponsorship advertiser between $1.00 and $3.00 a book and we have paid the publisher between $0.25 - $0.50 per book depending on the length and we keep the remaining portion. We anticipate altering these sponsorship fees and publisher royalties fees to be more in line with mobile ad offerings once we release a final version of the mobile app. EBook sales not tied to advertising campaigns are intended to draw traffic to our websites, so that we can profitably sell advertising on our websites, and are also intended to draw publishers, so that we can seek to enter into additional advertising campaigns for the eBooks sold on our websites.

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

Advertisements that appear on the website and mobile app are separate revenue streams and are not related to the insertion of ads into eBooks. There have been occasions where an advertiser has requested category-specific ads to appear on the website as well as within the eBooks in a particular category. For example, Adam & Eve received one month of advertising placement on the “Romance” category on the website as part of a larger eBook sponsorship campaign in addition to ads within the eBooks in that category as sponsorships as described above. Generally, however, website advertising revenues are generated from more traditional web advertising networks such as Gorilla Nation, Burst Media and other network ad providers placing ads on webpages independent of the content.

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

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the three or six months ended June 30, 2014 and 2013.

WOWIO’s principal place of business is located at 626 North Doheny Drive, West Hollywood, California, 90069.

Plan of Operations

Our business goals are to increase audience size and procure greater market share in the eBook distribution industry as well as create additional technologies that enhance our company’s position within that space. On the digital media side of our business, we anticipate possible acquisition opportunities that will enable us to increase our capabilities in the creation, distribution and monetization of traditional content including films, television shows, and books, and digital content such as eBooks, eComics, graphic novels, online video content, casual games, apps and enhanced and blended media formats, utilizing our own proprietary distribution platforms and proprietary ad delivery platforms to generate revenues.

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

We intend to expand our business through the acquisition of creative properties, the establishment of business to business partnerships, the development of our consumer facing brands, and further technology development that will provide enhanced distribution platforms for creators, target monetization pathways for advertisers, and provide a unique user experience for audience.

We have access to creators, content libraries, and various distribution avenues, providing a unique opportunity and monetization path for us to become an entertainment studio that will focus on digital media across platforms and business units within the organization. We intend to generate revenues through original and branded content development, licensing deals, strategic partnerships, app and eBook sales, and online and mobile advertising revenues.

The chief initiatives we intend to undertake within the next year in order to accomplish these near-term business goals include: 1) increase our sales staff by 2-4 people to increase the ad-insertion campaigns on the site, which will increase revenues, traffic and transactions; 2) increase our technical staff by 2-4 people and launch the new wowio.com site, the mobile app and other planned technology development by creating apps and other new technology initiatives in the eBook and digital media areas; 3) increase our content development team by 1 or 2 people to develop and create original content to be published through our Carthay label, increasing our library of content by at least 10 to 15 new titles for exploitation; 4) increase our social media team by 1 or 2 to help build brand awareness across all of the WOWIO-owned sites and to support the marketing/sales efforts of Carthay; and 5) increase our marketing and promotional team by 1 or 2 people to support sales efforts across all platforms. We anticipate overhead expenses to support these efforts to increase to approximately $3.0 million to $5.0 million over the next 12 - 18 months.

We expect to generate future revenue by licensing both our patent rights and our creative intellectual property. We expect to re-launch a multi-channel eBook delivery platform in a newly-designed wowio.com site during 2014. We also anticipate launching our mobile app during 2014 and we anticipate releasing an enterprise-level mobile ad delivery platform by 2015. With this new platform, we expect to increase online visibility by connecting to other related sites through Application Programming Interfaces (APIs) that will allow us to engage with the audience of partner sites. With a broader audience reach and more attractive product offering, our goal is to increase our revenues through increased sales of eBooks and ad revenues generated from the expected higher traffic. Through our Carthay subsidiary, we expect to generate increased revenues as we anticipate higher revenue participation as a publisher, earning 30-50% of revenues as opposed to merely a distributor, earning 10-20% of revenues. Finally, we also anticipate increasing revenues through the licensing of our patent, a process we are beginning to undertake as the advertising community has just started to see the eBook distribution channel as a viable alternative to other content distribution outlets.

The revenues we earn have not been adequate to support our operations. Our loss from operations was $408,347 and $1,355,637 for the three and six months ended June 30, 2014 and $1,516,932 and $2,276,372 for the three and six months ended June 30, 2013. We anticipate that the additional annual costs we may incur as a result of becoming a public company will exceed $250,000 for legal, financial, accounting and audit work in addition to fees for filing our periodic and annual reports with the SEC. We expect that our operating expenses will continue to exceed our revenues for at least the next 12 months, and possibly longer. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. To support our activities we will require investment, which we expect will provide the capital to execute on our business plans, produce enough high quality media to maintain our brand image and develop and retain a loyal customer base.

We are party to a settlement agreement with TCA Global Credit Master Fund, L.P. (“TCA”). Under our agreement with TCA, we are required to pay 100% of any revenue we receive, and 50% of the proceeds we receive from any sale of equity or debt securities, directly to TCA, until we have repaid our obligations to TCA in full. After payments to TCA of $200,000 in April 2014 and $50,000 in May 2014, as of June 30, 2014 the amount owed to TCA was $148,282, comprised of $50,000 in revolving loan, $60,000 in warrant redemption and $38,282 in accrued interest and fees. In order to satisfy the remaining obligation to TCA, we plan to seek to raise such additional capital. There is no assurance such funding will be available on terms acceptable to the Company, or at all.

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

The Company’s primary revenues sources are as follows:

eBooks

For eBook downloads purchased by the customer directly through the Company’s website, the Company recognizes revenue when the right to download content is granted. The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount. Generally, the Company records such revenues on a net basis due to a general lack of indicators that the Company is the primary obligor primarily due to the Company’s lack of ability to determine price. Typically for these sales, the Company’s net revenues consist of a credit card processing fee along with the majority of the advertising fee when there is an ad sponsor. Occasionally, the Company sells download cards to retailers and directly to end customers, which are redeemable on its websites for content downloads over an established time frame. The Company records proceeds from the initial sale of the card to deferred revenue, which is included in accounts payable and accrued expenses in the accompanying balance sheets, and is recognized over the related download period, which approximates the usage period. During the three and six months ended June 30, 2014 and 2013 the Company earned $500, $808, $657 and $1,825, respectively, in eBook sales.

Advertising

Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. Website advertising revenue is primarily recognized on a flat-fee basis based on cost per thousand impressions (“CPM”). The Company earns CPM revenue from the display of graphical advertisements on its websites. Revenue from flat-fee services is based on a customer’s period of contractual service and is recognized on a straight-line basis over the term of the contract. At the end of March 2014, the Company signed an insertion order for display advertising across all of the Company’s sites with Akyumen Technologies to advertise Akyumen’s proprietary mobile hardware devices. The insertion order provides that Akyumen spend $50,000 per quarter for each of the remaining 3 quarters of 2014. As of August 12, 2014, the Company has received $119,000 in advertising revenues from Akyumen related to this order for advertising. Proceeds from such contracts are deferred and are included in revenue on a pro-rata basis over the term of the related agreements. During the three and six months ended June 30, 2014 and 2013 the Company earned $50,542, $51,501, $2,164 and $6,211, respectively, in advertising revenues.

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

Revenue from patent licensing arrangements is recognized when earned, estimable and realizable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales. For licensing fees that are not determined by the number of licensed units sold, the Company recognizes license fee revenue on a straight-line basis over the life of the license. During the three and six months ended June 30, 2014 and 2013 the Company earned no revenue in patent licensing fees.

Creative IP Licensing

The Company also generates revenues from the exploitation of WOWIO’s own proprietary content of creative material such as comic books, graphic novels, screenplays, and other published and non-published content. The WOWIO-owned Spacedog library is available for sale on wowio.com and the Company retains 90% of all sales for that content library.

The Company’s content also generates nominal revenues from licensing stories/characters/concepts to studios and other producing partners. Licensing deals that may generate revenue for the Company include film option/acquisition fees, television option/acquisition fees, video game licensing, content licensing for apps, apparel and merchandise licensing. During the three and six months ended June 30, 2014 and 2013, the Company earned $0, $0, $0 and $6,817, respectively in creative IP licensing revenue.

Cost of sales includes royalty payments made to the authors of the eBooks included on its websites, which call for royalty payments based on various percentages of revenues earned, less processing fees and in the case of sponsored downloads, a fixed price per download. Royalties earned pursuant to this arrangement were $1,132 and $1,377 compared to $1,051 and $1,519 for the three and six months ended June 30, 2014 and 2013, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, provisions for uncollectible notes receivable, fair value of common stock and warrants issued, fair value of beneficial conversion features and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and its belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

Income Taxes

We account for income taxes under the provision of ASC Topic 740. As of June 30, 2014 and December 31, 2013, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively, and have not recognized interest and/or penalties in the statements of operations for each of the years then ended. The Company is subject to taxation in the United States, Texas and California.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales increased by $47,221 or 1,235% from $3,821 during the three months ended June 30, 2013 to $51,042 for the three months ended June 30, 2014. Our revenues were from sales of eBooks generated through our website resulting in revenues of $657 for the three months ended June 30, 2013 compared to $500 for the three months ended June 30, 2014; an increase in advertising revenue from $2,164 for the three months ended June 30, 2013 to $50,542 for the three months ended June 30, 2014, and a decrease in intellectual property sales from $1,000 for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014. Advertising revenue increased during the three months ended June 30, 2014 mainly due to a $50,000 quarterly advertising campaign attributable to one customer. This quarterly advertising campaign is expected to continue until December 31, 2014. Cost of sales increased by $1,965 or 24% from $8,186 for the three months ended June 30, 2013, as compared to $10,151 for the three months ended June 30, 2014. Our overall gross profit increased by $45,256 from a gross loss of $4,365 for the three months ended June 30, 2013 as compared to a gross profit of $40,891 for the three months ended June 30, 2014.

Our total operating expenses were $449,238 during the three months ended June 30, 2014, a decrease of $1,063,329 or 70%, as compared to $1,512,567 for the three months ended June 30, 2013. General and administrative expenses were $449,238 during the three months ended June 30, 2014, a decrease of $1,048,329 or 70%, as compared to $1,497,567 for the three months ended June 30, 2013. The decrease in general and administrative expenses for the three months ended June 30, 2014 resulted primarily from a decrease in consulting and professional fees of approximately $560,000, a decrease of approximately $570,000 related to shares issued to employees as compensation during 2013 and an increase of approximately $250,000 related to the development and testing of the Company’s web and mobile based application platform. Management fees were $15,000 for the three months ended June 30, 2013 as compared to $0 for the three months ended June 30, 2014. The management fee agreement was terminated effective July 1, 2013.

Other expense, net increased by $162,336 from $92,804 for the three months ended June 30, 2013, to $255,140 for the three months ended June 30, 2014 solely due to an increase in interest expense, which included amortization of beneficial conversion features $189,028.

There was no income tax benefit or provision during the three months ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales increased by $36,455 or 230% from $15,854 during the six months ended June 30, 2013 to $52,309 for the six months ended June 30, 2014. Our revenues were from sales of eBooks generated through our website resulting in revenues of $1,825 for the six months ended June 30, 2013 compared to $808 for the six months ended June 30, 2014; an increase in advertising revenue from $6,211 for the six months ended June 30, 2013 to $51,501 for the six months ended June 30, 2014; a decrease in intellectual property sales from $6,817 for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014 and service fees of $1,000 for the six months ended June 30, 2013 as compared to $0 for the six months ended June 30, 2014. Advertising revenue increased during the six months ended June 30, 2014 mainly due to a $50,000 quarterly advertising campaign attributable to one customer. This quarterly advertising campaign is expected to continue until December 31, 2014. Cost of sales remained flat from $19,285 for the six months ended June 30, 2013, as compared to $19,284 for the six months ended June 30, 2014. Our overall gross profit increased by $36,456 from a gross loss of $3,431 for the six months ended June 30, 2013 as compared to a gross profit of $33,025 for the six months ended June 30, 2014.

Our total operating expenses were $1,388,662 during the six months ended June 30, 2014, a decrease of $884,279 or 39%, as compared to $2,272,941 for the six months ended June 30, 2013. General and administrative expenses were $1,388,662 during the six months ended June 30, 2014, a decrease of $854,279 or 38%, as compared to $2,242,941 for the six months ended June 30, 2013. The decrease in general and administrative expenses for the six months ended June 30, 2014 resulted primarily from a decrease in consulting and professional fees of approximately $580,000, a decrease of approximately $570,000 related to shares issued to employees as compensation during 2013 and an increase of approximately $250,000 related to the development and testing of the Company’s web and mobile based application platform and. Management fees were $30,000 for the six months ended June 30, 2013 as compared to $0 for the six months ended June 30, 2014. The management fee agreement was terminated effective July 1, 2013.

Other expense, net decreased by $35,930 from $330,932 for the six months ended June 30, 2013, to $295,542 for the six months ended June 30, 2014 solely due to a decrease in interest expense.

There was no income tax benefit or provision during the six months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

We had cash of $65 and $943 at June 30, 2014 and December 31, 2013, respectively.

We used cash of $563,378 in our operating activities during the six months ended June 30, 2014. Non-cash adjustments included $407,783 related to amortization of prepaid consulting, $185,231 related to the amortization of beneficial conversion features, $6,962 related to amortization of debt discount and debt issuance costs offset by interest earned on notes receivables of $6,595. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $582,175 and a decrease in related party payables of $29,611, a decrease in acquisition related liabilities of $70,144 and a decrease in prepaid consulting and other current assets of $12,000. We used cash of $186,624 in our operating activities during the six months ended June 30, 2013. Non-cash adjustments included $1,192,214 related to the amortization of prepaid consulting, $285,196 related to the amortization of debt discount and debt issue costs and $570,000 for common stock issued for services, offset by interest earned on notes receivable of $6,778. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $360,853 and an increase in accounts receivable of $1,738. We also increased our related party payables by $29,500 and our prepaid expenses and other current assets by $7,192 and decreased our acquisition related liabilities by $1,375 during the six months ended June 30, 2013.

Our financing activities provided cash of $562,500 during the six months ended June 30, 2014 compared to $180,000 during the same period in 2013. Cash provided by financing activities during the six months ended June 30, 2014, reflect net proceeds from the issuance of notes and convertible notes payable of $792,500, net proceeds from the sale of common stock of $50,000, offset by principal payments on notes payable and the revolving loan of $280,000. Cash provided by financing activities during the six months ended June 30, 2013, reflect net proceeds from the sale of common stock of $20,000 and net proceeds from the issuance of notes payable of $160,000.

As of June 30, 2014, we had an accumulated deficit of $26,310,104. Management anticipates that future operating results will continue to be subject to many of the expenses, delays and risks inherent in the establishment of an early stage business enterprise, many of which we cannot control.

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

Since our inception we have reported net losses, including losses of approximately $1,651,179 and $2,607,304 during the six months ended June 30, 2014 and 2013, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations. At June 30, 2014, our accumulated deficit was approximately $26.3 million.

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

Revolving Loan

Effective September 21, 2012, the Company entered into a credit agreement (“Revolving Loan”) with TCA Global Credit Master Fund, LP (“TCA”), which provided the Company with an initial revolving loan commitment of $250,000. Net proceeds received from the Company amounted to $201,775 after deducting financing fees of $53,225. The interest rate on this and all extensions of the Revolving Loan is 12% per annum, with a default rate of 18%. Accrued and unpaid interest on the unpaid principal balance was payable on a weekly basis beginning on September 28, 2012. Pursuant to the settlement agreement entered into with TCA (discussed below), the credit facility was terminated such that the Company does not have the right to borrow any additional funds thereunder.

The Revolving Loan had a 6-month term that could be extended for 6 months at TCA’s discretion with a 4% renewal fee. The loan is collateralized by a security interest in all tangible and intangible assets of the Company. The credit line includes a minimum monthly fee of not less than 0.875% of the then applicable revolving loan commitment.

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant has an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. Accordingly, because none of the TCA Warrants were exercised, the Company recorded a liability of $90,000 during the year ended December 31, 2013, with $60,000 still outstanding as of June 30, 2014. The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at June 30, 2014.

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

Under our agreement with TCA beginning in November 2013, we are required to pay 100% of any revenue we receive, and 50% of the proceeds we receive from any sale of equity or debt securities, directly to TCA, until we have repaid our obligations to TCA in full. After payments to TCA of $200,000 in April 2014 and $50,000 in May 2014, as of June 30, 2014, the amount owed to TCA was $148,282, comprised of $50,000 in revolving loan, $60,000 in warrant redemption and $38,282 in accrued interest and fees. In order to satisfy the remaining obligation to TCA, we plan to seek to raise such additional capital. There is no assurance such funding will be available on terms acceptable to the Company, or at all.

As of June 30, 2014 the Company’s current debt obligations were $1,253,018, consisting of the following:

(1) Notes payable to former employees, including 8 notes issued to 7 employees totaling $122,570. These notes carry an interest rate between 2.25% and 8% and were due between April 2012 and December 2012. These notes are in default. The Company continues to accrue interest expense and has not reached agreement with these former employees on due date extensions.

(2) Notes payable to third parties in the aggregate amount of $1,080,448. These 13 notes carry interest rates between 8% and 17% with due dates between December 2011 and June 2015. Of this total, 4 notes totaling $174,448 are in default. The Company continues to accrue interest expense and has not reached agreement with these parties on due date extensions.

(3) The Revolving Loan from TCA of $50,000 with an interest rate of 18%, the terms of which are discussed above.

We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. We anticipate needing approximately $3,000,000 - $5,000,000 over the next 12 to 18 months to fund operations and growth. We are working with business partners to generate revenues to help cover obligations. Our management seeks to raise additional financing to augment our revenues to fund future operations and to provide additional working capital to fund our business. We also plan to achieve revenue growth through (i) patent licensing, (ii) website advertising and (iii) eBook sponsorship revenues. We anticipate paying down trade payables and debt obligations through the issuance of equity. We cannot provide assurance that we will obtain sufficient funding from financing or operating activities to support continued operations or business deployment or that we will be able to pay down existing payables and debt obligations with the issuance of equity. If we fail to obtain the needed funding or adequate cash flow from operations, we may be forced to curtail our development or cease our operations altogether, which may include seeking protection under the bankruptcy laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have no material developments to previously disclosed legal proceedings.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2014, the Company issued 25,000 shares of common stock, at a price of $1.00 per share for cash proceeds of $25,000 to an accredited investor. In April 2014, the holder of certain convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,806,771 shares of the Company’s common stock. In May 2014, the Company issued 250,000 of shares of common stock, at a price of $1.00 per share in settlement of certain accounts payable of $250,000 to an accredited investor. In May and June 2014, the Company issued an aggregate of 91,444 shares of common stock to various consultants and service providers in settlement of certain accounts payable and for services rendered in the aggregate amount of $95,280. In June 2014, the holders of certain notes payable converted an aggregate of $212,000 in principal and $19,539 of accrued and unpaid interest into 463,078 shares of the Company’s common stock.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as of August 12, 2014 the Company is in default on the notes payable to former employees totaling $122,570 and on 5 other notes payable totaling $624,448, which are currently due. The Company has not reached agreement with the noteholders on due date extensions.

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

Wowio, Inc.

Date: August 14, 2014	By:	/s/ Brian Altounian
Brian Altounian
Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)

