Form 10-Q
period 2014-09-30
Wowio, Inc.
filed 2014-11-13
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes [  ] No [X]

The number of shares of the registrant’s common stock issued and outstanding as of November 7, 2014, was 34,122,191.

WOWIO, INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2014

2

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

WOWIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current assets:
Cash	$51	$943
Prepaid consulting and other current assets	310,766	505,527

Total current assets	310,817	506,470

Prepaid consulting and other assets, net of current portion	217,850	380,672
Note receivable and accrued interest	187,418	182,371

	$716,085	$1,069,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,182,507	$1,234,789
Acquisition related liabilities	232,422	305,617
Related party payables	677	30,330
Accrued compensation and related costs	541,953	769,386
Revolving loan	50,000	300,000
Notes payable – related parties	100,902	122,570
Notes payable, net of debt discount of $8,831 and $0, respectively	1,076,117	529,948
Convertible notes payable, net of debt discount of $145,000 and $0, respectively	69,000	420,000
Derivative liabilities	264,000	-

Total liabilities	3,517,578	3,712,640

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.0001 par value; 5,000,000 shares authorized; 500,000 issued and outstanding	50	50
Series B preferred stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 28,678,955 and 22,283,648 shares issued and outstanding, respectively	2,867	2,228
Additional paid-in capital	23,800,320	22,013,520
Accumulated deficit	(26,604,730)	(24,658,925)
Total stockholders’ deficit	(2,801,493)	(2,643,127)
	$716,085	$1,069,513

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2014	For The Three Months Ended September 30, 2013	For The Nine Months Ended September 30, 2014	For The Nine Months Ended September 30, 2013

Net sales	$50,638	$3,518	$102,947	$19,371
Cost of sales	2,559	13,968	21,843	33,253

Gross profit (loss)	48,079	(10,450)	81,104	(13,882)

Operating expenses:
General and administrative	328,968	925,414	1,717,887	3,168,355
Management fees – related party	-	-	-	30,000
	328,968	925,414	1,717,887	3,198,355

Operating loss	(280,889)	(935,864)	(1,636,783)	(3,212,237)

Other expense:
Interest expense, net	(221,480)	(27,393)	(517,022)	(358,325)
Change in fair value of derivative liabilities	208,000	-	208,000	-

Other income (expense), net	(13,480)	(27,393)	(309,022)	(358,325)

Net loss	$(294,369)	$(963,257)	$(1,945,805)	$(3,570,562)

Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.08)	$(0.16)

Weighted average number of common shares outstanding – basic and diluted	27,044,796	22,283,642	25,261,999	21,680,961

See accompanying notes to these condensed consolidated financial statements

Wowio, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For The Nine Months Ended September 30, 2014

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2014	500,000	$50	22,283,648	$2,228	$22,013,520	$(24,658,925)	$(2,643,127)

Common stock issued for cash	-	-	125,000	13	79,987	-	80,000
Conversion of convertible notes payable and accrued interest into common stock	-	-	3,242,733	324	872,377	-	872,701
Common stock issued for exercise of warrants	-	-	152,816	15	22,907	-	22,922
Estimated relative fair value of warrants and beneficial conversion feature associated with debt	-	-	-	-	29,990	-	29,990
Common stock issued for services	-	-	961,418	96	565,625	-	565,721
Common stock issued for debt	-	-	253,340	25	88,644	-	88,669
Common stock issued for debt – employees	-	-	1,000,000	100	343,836	-	343,936
Common stock issued for services – employees	-	-	660,000	66	72,434	-	72,500
Initial recording of derivative liability	-	-	-	-	(289,000)	-	(289,000)
Net loss	-	-	-	-	-	(1,945,805)	(1,945,805)

Balance, September 30, 2014	500,000	$50	28,678,955	$2,867	$23,800,320	$(26,604,730)	$(2,801,493)

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(1,945,805)	$(3,570,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on note receivable	(9,947)	(10,130)
Estimated fair value of common stock issued for services	97,941	570,000
Change in fair value of derivative liabilities	(208,000)	-
Amortization of prepaid consulting	473,047	1,902,487
Amortization of debt discount and debt issuance costs	389,282	287,487
Changes in operating assets and liabilities:
Accounts receivable	-	23
Prepaid consulting and other assets	12,000	(8,098)
Accounts payable and accrued expenses	533,538	474,049
Related party payables	(29,653)	26,764
Acquisition related liabilities	(73,195)	(25,755)

Net cash used in operating activities	(760,792)	(353,735)

Cash flows from investing activities:
Proceeds from repayment of notes receivable	4,900	5,500

Net cash provided by investing activities	4,900	5,500

Cash flows from financing activities:

Principal payments on revolving loan	(250,000)	-
Principal payments on notes payable – related parties	-	(9,245)
Principal payments on notes payable	(30,000)	(40,500)
Proceeds from the issuance of notes payable	755,000	383,500
Proceeds from the issuance of convertible notes payable	200,000	-
Proceeds from the issuance of common stock	80,000	20,000

Net cash provided by financing activities	755,000	353,755

Net change in cash	(892)	5,520

Cash at beginning of period	943	1,293

Cash at end of period	$51	$6,813

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For The Nine Months Ended
	September 30, 2014	September 30, 2013

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$11,072	$598

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable converted to notes payable	$-	$10,000
Exercise of warrant in settlement of notes/accounts payable	$22,922	$100,000
Estimated fair value of beneficial conversion features and relative fair value of warrants issued with debt	$215,221	$79,167
Conversion of debt and accrued interest for shares of common stock	$754,747	$6,600
Common and preferred stock recorded as prepaid consulting for services	$127,464	$2,640,000
Settlement of accrued expenses through issuance of shares of preferred and common stock	$689,252	$-
Mandatory redemption of warrant issued with debt	$-	$90,000
Reduction of stockholder note receivable with return of common stock	$-	$765,000
Reclassification of additional paid in capital to derivative liability	$289,000	$-
Accrued interest for rescinded conversion of notes payable	$41,943	$-

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 1 - DESCRIPTION OF BUSINESS

Organization

Wowio, LLC was formed on June 29, 2009 (“Inception”) under the laws of Texas (“Wowio Texas”). On July 16, 2010, the Company converted to a C-corporation under the laws of Texas. Wowio, Inc. and its wholly owned subsidiary Carthay Circle Publishing (collectively, the “Company”, “we”, “our”, “Wowio”) is an emerging company in the creation, production, distribution and monetization of digital entertainment. We specialize in creating custom brand strategies to develop, produce, distribute and promote entertainment properties across multiple product lines and distribution channels, including our own websites, traditional media, social media and emerging technologies.

The Company operates in a rapidly changing technological and digital entertainment market and its activities are subject to significant risks and uncertainties, including failing to secure additional funding to further exploit the Company’s current technology and digital entertainment properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The financial statements and notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31. 2013 has been derived from audited statements and (b) interim unaudited condensed consolidated financial statements as of September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements (the “financial statements”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein as of and for the three and nine months ended September 30, 2014 and 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2014, the condensed consolidated results of its operations for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern “. The amendments in this update provide guidance in U.S. GAAP about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

Principles of Consolidation

The financial statements include the accounts of Wowio, Inc. and its wholly-owned subsidiary Carthay Circle Publishing. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenues in accordance with FASB ASC Topic 605, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At September 30, 2014, there were no uninsured amounts.

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

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Significant estimates made by management include, among others, provisions for uncollectible notes receivable, fair value of contingent consideration related to acquisition, fair value of common stock and warrants issued, fair value of beneficial conversion features, fair value of derivative liabilities and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the three and nine months ended September 30, 2014 and 2013, such costs totaled $3,143, $14,456, $2,500 and $2,707, respectively. Such costs are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Income Taxes

The Company accounts for income taxes under the provision of ASC 740. As of September 30, 2014 and December 31, 2013, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as warrants outstanding during the period. Common stock equivalents from warrants and convertible notes payable were approximately 4,236,000 and 4,230,000 for the three and nine months ended September 30, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

Derivative Liabilities

The Company evaluates debt instruments, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Certain of the Company’s embedded conversion features on debt and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future using the Black-Scholes Merton option pricing model (“Black-Scholes”) (see Note 6).

NOTE 3 - NOTE RECEIVABLE

On October 13, 2010, the Company entered into a secured note receivable with Top Cow Productions (“TCP”) for $175,000. Terms of the note required interest at the rate of 10% per annum and equal monthly installments of principal over twelve months beginning in May 2011 through April 2012. The note is secured by certain assets of TCP and individually by two owners of TCP. At September 30, 2014 and December 31, 2013, the balance of the note receivable was $187,418 and $182,371, respectively, including accrued interest receivable of approximately $54,418 and $49,371, respectively. The note is currently in default, but based on management’s assessment of the following factors, the Company believes that no impairment charge is necessary at September 30, 2014.

●	The Company holds a security interest in the assets of TCP;

●	The Company received payments of $5,500 from TCP during 2013 and $4,900 during 2014; and

●	In 2014, the Company entered into an agreement with TCP in which TCP is to provide to the Company certain assets, including ownership of two separate 4 book comic book series and screenplay. The Company receives 70% of the future net revenues derived from these assets, with TCP retaining the remaining 30% as a participation fee. The Company believes the carrying value of the outstanding note receivable and accrued interest is recoverable through the projected undiscounted future cash flows of these assets obtained from TCP.

NOTE 4 - ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $82,422 and $155,617 were still outstanding at September 30, 2014 and December 31, 2013, respectively), including $794,518 of amounts owed to Brian Altounian (of which $0 and $72,764 were still outstanding at September 30, 2014 and December 31, 2013, respectively), the Company’s CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

Drunk Duck

On May 5, 2010, Wowio Texas entered into an asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of September 30, 2014, Platinum retained ownership of 6.5% of the assets, as a result of amounts owed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of September 30, 2014 and December 31, 2013.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 4 - ACQUISITIONS, continued

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

NOTE 5 - NOTES PAYABLE

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

The Revolving Loan had a 6-month term that could be extended for 6 months at TCA’s discretion with a 4% renewal fee. The loan is collateralized by a security interest in all tangible and intangible assets of the Company. During the nine months ended September 30, 2013, the Company amortized $24,394 to interest expense in the accompanying consolidated statements of operations. The credit line includes a minimum monthly fee of not less than 0.875% of the then applicable revolving loan commitment.

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant had an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. The Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause, with $60,000 still outstanding as of September 30, 2014.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 5 - NOTES PAYABLE, continued

The relative fair value of the warrants of $217,817 was treated as a discount and was amortized over the initial term of the Revolving Loan. During the three and nine months ended September 30, 2013, the Company amortized $0 and $90,758, respectively, to interest expense in the accompanying condensed consolidated statements of operations.

The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at September 30, 2014. The amount of principal due at September 30, 2014 and December 31, 2013 was $50,000 and $300,000, respectively. Accrued interest related to the Revolving Loan of $16,529 and $7,348 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

After payments to TCA of $200,000 in April 2014 and $50,000 in May 2014, the amount owed to TCA was $150,550 as of September 30, 2014, comprised of $50,000 in revolving loan and $60,000 in warrant liability and $40,550 in accrued interest and fees both included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2014.

Notes Payable – Related Parties

During 2011, the Company issued an aggregate of $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at September 30, 2014 and December 31, 2013 was $100,902 and $112,570, respectively. In August 2014, $11,668 in principal and $655 in interest was satisfied by a third party for shares of the Company’s common stock (See Note 7). Accrued interest of $6,886 and $5,713 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

On January 17, 2012 and June 15, 2012, the Company issued $10,000 and $1,000, respectively, of notes payable to one employee. The notes matured on June 15, 2013 and accrue interest of 8% per year. In August 2014, the outstanding principal of $10,000 and interest of $1,961 was satisfied by a third party for shares of the Company’s common stock (See Note 7). There were no amounts due at September 30, 2014 with $10,000 in principal outstanding at December 31, 2013. Accrued interest of $1,565 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of December 31, 2013.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 5 - NOTES PAYABLE, continued

Notes Payable

Notes payable consist of the following at:

	September 30, 2014	December 31, 2013
		(audited)
Notes payable to an individual, 12% interest rate, entered into in August 2011, due on demand	$14,448	$14,448

Note payable to an individual, 2% interest rate, entered into in November 2011, repaid in January 2014	-	20,000

Note payable to an individual, 8% interest rate, entered into in January 2012, due on demand	10,000	10,000

Secured note payable to am individual, 10% interest rate, entered into in December 2011, due June 20, 2015, as amended	100,000	100,000

Note payable to an individual, simple flat interest of $5,000, entered into in March 2013, repaid in January 2014	-	10,000

Secured note payable to an individual, 12% interest rate, entered into in September 2013, due on demand with default interest of 17%	50,000	50,000

Note payable to an individual, 12% interest rate, entered into in November 2013, due on demand with default interest of 17%	100,000	100,000

Note payable to an individual, flat interest of $20,000, entered into in April 2014, due on demand	450,000	-

Note payable to an individual, non-interest bearing, entered into in August 2014, due in August 2015	42,000	-

Notes payable to various individuals, 12% interest rate, entered into from August 2013 to January 2014, due one year from the borrowing date, net of debt discount of $4,400 and $0, respectively	14,100	225,500

Secured note payable to an individual, 12% interest rate, entered into in January 2014, due January 2015, net of discount of $4,431	295,569	-
	1,076,117	529,948

Less current portion	(1,076,117)	(529,948)

	$-	$-

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 5 - NOTES PAYABLE, continued

On February 14, 2013, the Company entered into a waiver and amendment #1 agreement to a secured note, extending the maturity date from December 20, 2012 to June 20, 2013. In connection with the waiver and amendment #1 agreement, the Company issued a warrant for the purchase of 200,000 shares of common stock with an exercise price of $0.15 per share that will expire in February 2016. The fair value of the warrant was approximately $380,000, which was computed using the Black-Scholes option pricing model with the following assumptions: (1) expected term of 3.0 years; volatility of 58.90%, discount rate of 0.42% and dividend rate of zero. In accordance with relevant accounting guidance, the Company determined that the issuance of the warrants met the requirement for debt extinguishment accounting. There was no gain or loss recognized in connection with the extinguishment. Since the warrant was issued in connection with a debt instrument, the Company recorded the relative fair value of the warrant of $79,167 as debt discount to be amortized over the life of the note. During the three and nine months ended September 30, 2013, the Company amortized $0 and $79,167 to interest expense in the accompanying condensed consolidated statement of operations. In addition, the Company agreed to pay interest at 10% for the first 4 months and 15% for the following 12 months. In February 2014, the Company entered into a waiver and amendment #2 to this secured note extending the maturity date from June 20, 2013 to June 20, 2015.

In January 2014, the Company issued a secured promissory note to an individual in the amount of $300,000. The note bears interest at 12% annually, with minimum interest of $36,000 due by the maturity date of January 2015. In connection with this note, the Company issued the holder of the note a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. The relative fair value of the warrant of $15,190 is treated as a discount and is amortized over the life of the note. During the three months and nine months ended September 30, 2014 the Company amortized $3,797 and $10,759 to interest expense in the accompanying condensed consolidated statements of operations.

In April 2014, the Company issued a promissory note to an individual in the amount of $450,000. The note bears flat interest of $20,000 and was due in July 2014. In October 2014 the Company issued 2,000,000 shares of common stock to extend the due dates of this promissory note, along with two other notes to this individual, to January 2015 and March 2015 (see Note 10).

In June 2014, the Company amended certain notes payable to allow the note holders to convert any unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share, which was below the current market price of $0.90 per share. Accordingly, the Company recorded a beneficial conversion feature of $200,031 to be amortized over the life of the related notes payable. As of June 30, 2014, an aggregate of $212,000 in principal and $19,539 in accrued interest were converted into 463,078 shares of the Company’s common stock. Associated with these conversions, the Company charged $10,400 and $195,631 to interest expense during the three and nine months ended September 30, 2014 in the accompanying condensed consolidated statements of operations related to the beneficial conversion feature.

During the nine months ended September 30, 2014 and 2013, the Company recorded the relative fair value of warrants and beneficial conversion features of $215,221 and $79,167, respectively, as debt discount to be amortized over the life of the respective debt instrument. During the three and nine months ended September 30, 2014 and 2013, the Company amortized $14,197, $206,390, $31,459 and $90,877, respectively, of debt discount to interest expense related to the Company’s notes payable in the accompanying condensed consolidated statements of operations.

Accrued interest related to notes payable of $84,527 and $46,764 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 5 - NOTES PAYABLE, continued

Convertible Notes Payable

Convertible notes payable consist of the following at:

	September 30, 2014	December 31, 2013
		(audited)
Secured convertible note, 8% interest rate, entered into in March 2012, originally due September 2012 (modified from promissory note in July 2012), converted to common stock in April 2014	-	100,000

Secured convertible note, 10% interest rate, entered into in April 2012, converted to common stock in January 2014	-	10,000

Secured convertible notes, 10% interest rate, entered into on May 18, 2012, originally due May 18, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	45,000

Secured convertible note, 10% interest rate, entered into on May 22, 2012, originally due May 22, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	70,000

Secured convertible note, 10% interest rate, entered into in June 2012, originally due June 2013, with default interest rate of 15%, converted to common stock in January 2014	-	50,000

Secured convertible note, 10% interest rate, entered into in July 2012, originally due July 2013, with default interest of 15%, converted to common stock in April 2014	-	100,000

Secured convertible note, 10% interest rate, entered into on August 3, 2012, with default interest rate of 15%, converted to common stock in January 2014	-	10,000

Secured convertible note, 10% interest rate, entered into on August 8, 2012, originally due February 8, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	25,000

Secured convertible note, 8% interest rate, entered into on June 9, 2014, due March 12, 2015	37,500	-

Convertible notes, interest rates of 8% to 12%, entered into in August and September 2014, due in one year	31,500	-

Secured convertible note, 10% interest rate, entered into on September 2012, due September 2013, converted to common stock in January 2014	-	10,000
	69,000	420,000

Less current portion	(69,000)	(420,000)

	$-	$-

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 5 - NOTES PAYABLE, continued

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,931 of accrued and unpaid interest into 1,279,655 shares of the Company’s common stock.

In April 2014, the holder of the remaining convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,806,771 shares of the Company’s common stock. Subsequently, in August 2014, the note holder reversed his decision and chose to receive his accrued and unpaid interest in cash. As a result, the Company issued the note holder a note payable for approximately $42,000 and cancelled the 306,771 common shares previously issued (See Note 7).

In June 2014, the Company entered into a convertible promissory note in the principal amount of $37,500 bearing interest at 8%, due March 2015 which allows the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined) after 180 days.

During August and September 2014, the Company entered into an aggregate of $176,500 in convertible promissory notes bearing interest at rates between 8% and 12%, due in one year. The convertible notes allow the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined). Certain of these convertible notes allow the lender to determine the timing of conversion, and as such the embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $145,000 to be recorded (See Note 6). The Company is amortizing the debt discount over the life of the corresponding convertible promissory notes. The amortization of the debt discount was not significant for the three or nine months ended September 30, 2014.

Accrued interest related to convertible notes payable of $2,825 and $68,161 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the Revolving Loan and a number of the outstanding related party notes payable and notes payable balances are delinquent. The Company is in negotiations with the note holders to amend the terms of the notes.

NOTE 6 - DERIVATIVE LIABILITIES

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. In addition, potentially in the future, the Company may have an insufficient number of available shares of common stock to settle outstanding contracts. Accordingly, the Company has estimated the fair value of these embedded conversion features, warrants, and derivatives related to the insufficient number of authorized shares to settle outstanding contracts using Black-Scholes of $289,000 with a corresponding debit to additional paid in capital, with the following assumptions:

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 6 - DERIVATIVE LIABILITIES, continued

We currently have no reason to believe that future volatility over the expected remaining life of these warrants and embedded conversion features is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and embedded conversion features. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities consistent with the remaining term of the warrants and embedded conversion features.

During August 2014, the Company issued an aggregate of $145,000 in principal of convertible notes payable at interest rates of 10% and 12% (See Note 5). Such convertible notes contained embedded conversion features in the Company’s own stock and have resulted in a derivative liability of $183,000, a debt discount of $145,000 and interest expense of $38,000 being recorded by the Company.

During the three and nine months ended September 30, 2014 the Company recorded other income of $208,000, related to the change in fair value of the warrants and embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying condensed consolidated statements of operations.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of September 30:

2014
Annual dividend yield	0%
Expected life (years)	1.00 – 4.71
Risk-free interest rate	0.11% – 1.73%
Expected volatility	73.35%-110.95%

The level 3 carrying value as of September 30, 2014:

2014
Embedded Conversion Features	$203,000
Warrants	61,000
$264,000
Change in fair value	$(208,000)

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the nine months ended September 30:

2014
Balance as of January 1,	$-
Issuance of warrants and embedded conversion features	472,000
Extinguishment of derivatives	-
Change in fair value	(208,000)
Balance as of September 30,	$264,000

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

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

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three and nine months ended September 30, 2014 and 2013, the Company amortized $7,305, $7,305, $21,914 and $21,914, respectively, in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Common Stock

On June 19, 2012, the Company issued an aggregate of 500,000 shares of common stock at $3.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three and nine months ended September 30, 2014 and 2013, the Company amortized $42,969, $42,969, $128,906 and $128,906, respectively, in general and administrative expense in the accompanying consolidated condensed statements of operations.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 7 - STOCKHOLDERS’ EQUITY, continued

On January 31, 2013, the Company entered into an agreement with a consultant to provide certain services, including financial management and strategy, establishing strategic partnerships, sales and marketing, business development services, and ongoing strategic business consulting as requested by the Company for a period of one year. In exchange, the Company issued the consultant 320,000 shares of common stock. The value of the shares was $640,000, which was computed based on 320,000 shares at $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0, $160,000, $53,333 and $426,667, respectively, in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

On February 15, 2013, the Company entered into an agreement with a consultant to provide strategic planning services, business development introductions, and other consulting services to the Company for a period of one year. In exchange, the Company issued the consultant 1,000,000 shares of common stock. The value of the shares was $2,000,000, which was computed based on 1,000,000 shares at a $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0, $500,000, $250,000 and $1,250,000, respectively, in general and administrative expenses in the accompanying consolidated condensed statement of operations for the three and nine months ended September 30, 2014 and 2013.

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,931 of accrued and unpaid interest into 1,279,655 shares of the Company’s common stock (See Note 5).

In March 2014, the Company issued 25,000 shares of common stock, at a price of $1.00 per share, for cash proceeds of $25,000 to a third party investor. Subsequently, in April 2014, the Company issued an additional 25,000 shares of common stock, at a price of $1.00 per share, for additional cash proceeds of $25,000 to the same third party investor.

In April 2014, the holder of certain convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,806,771 shares of the Company’s common stock (See Note 5). Subsequently, in August 2014, the note holder reversed his decision and chose to receive his accrued and unpaid interest in cash. As a result, the Company issued the note holder a note payable for approximately $42,000 and cancelled the 306,771 common shares previously issued (See Note 5).

During May and June 2014, the Company settled certain accrued expenses and accounts payable aggregating $345,280 by issuing an aggregate of 341,444 shares of the Company’s common stock to the respective service providers.

In June 2014, the holder of certain notes payable converted $212,000 in principal and $19,539 of accrued and unpaid interest into 463,078 shares of the Company’s common stock (See Note 5).

In July 2014, the Company issued 75,000 shares of common stock, at a price of $0.40 per share for cash proceeds of $30,000 to a third party investor.

In July and September 2014, the Company issued a total of 660,000 shares of common stock to employees as compensation for continuing to support the Company’s efforts. The Company recorded $72,500 of compensation expense based on the fair value of the shares on the measurement date in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 7 - STOCKHOLDERS’ EQUITY, continued

In July through September 2014, the Company issued an aggregate of 873,314 shares of its common stock to various individuals and vendors for consulting fees and other services rendered amounting to $309,110.

In August 2014, the Company settled $343,836 in accrued expenses owed to its Chief Executive Officer by issuing him 1,000,000 shares of the Company’s common stock based on the fair value of the shares on the measurement date.

Warrants

In February 2014, the Company entered into a waiver and amendment #2 to a secured note (See Note 6), at which time the note holder used $22,922 in accrued and unpaid interest on the secured note to exercise warrants to purchase 152,816 shares of the Company’s common stock.

The following represents a summary of all common stock warrant activity for the nine months ended September 30, 2014:

	Outstanding Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2013 (2)	1,220,001	$0.16	$2,250,002
Grants	-	-
Exercised	(152,816)	0.15
Cancelled/Expired	-	-

Outstanding and exercisable at September 30, 2014 (2)	1,067,185	$0.16	$-

(1)	Represents the difference between the exercise price and the estimated fair value of the Company’s common stock at the end of the reporting period.

(2)	The common stock warrants outstanding and exercisable at September 30, 2014 and December 31, 2013 have a weighted-average contractual remaining life of 4.15 years and 4.55 years, respectively.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000 (See Note 6). In connection with this note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. As of September 30, 2014 all of these preferred stock warrants are outstanding.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 7 - STOCKHOLDERS’ EQUITY, continued

The following table presents details of the assumptions used to calculate the grant date fair value using the Black-Scholes option-pricing model for preferred stock warrants granted by the Company (there were no common stock warrants granted by the Company during the nine months ended September 30, 2014):

	Nine Months Ended
	September 30, 2014	September 30, 2013

Expected term (in years)	3	-
Expected volatility	25.65%	-
Risk-free interest rate	0.78%	-
Expected dividends	-	-
Grant date fair value per share $0.64	$0.64	-

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company was party to a management fee agreement with Alliance Acquisition Corp. (“Alliance”). At September 30, 2014 and December 31, 2013, Brian Altounian (“Altounian”), CEO, owned approximately 34% of Alliance. Alliance provided the Company with general business support services, including, but not limited to, the following: providing executive and administrative level support, general office support, investor relations assistance, human resource assistance, financial and accounting assistance, legal support, office equipment and office space. From time to time Alliance would advance the Company capital and pay expenses on behalf of the Company. Additionally, from time to time, the Company would advance Alliance capital and pay expenses on behalf of Alliance. The monthly fee was $5,000 for the period from November 2011 through June 2013. Based on the decline in business and required support by the Company, the management fee was terminated effective July 1, 2013.

The following table summarizes the activity between the Company and Alliance during the nine months ended September 30, 2014:

Management fee payable – December 31, 2013	$30,330
Management fee	-
Advances to/payments on behalf of the Company	-
Payments to/on behalf of Alliance	(29,653)

Management fee payable - September 30, 2014 (unaudited)	$677

Alliance and Altounian have ownership interests in Akyumen Technologies, Corp. (“Akyumen”). At September 30, 2014 and December 31, 2013, Alliance and Altounian owned less than 1% of Akyumen individually and collectively. During the nine months ended September 30, 2014, Akyumen provided certain software development and technology related services to the Company for $250,000. Such costs were expensed to general and administrative expense in the accompanying condensed consolidated statement of operations. In addition, Akyumen engaged the Company for an advertising campaign on the Company’s websites. The advertising campaign was for $150,000 for the period April 1, 2014 through December 31, 2014. The Company recorded $50,000 and $100,000 in advertising revenue for the three and nine months ended September 30, 2014 in the accompanying condensed consolidated statements of operations.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

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

Employment Agreements

The Company is party to an employment agreement with its Chief Executive Officer, which expires in March 2016, with an automatic renewal period of two years unless otherwise terminated. The employment agreement requires annual base salary payments of approximately $300,000 per year. In addition, the executive is entitled to bonuses in amounts based on various factors, including but not limited to the Company’s financial performance, amount of financing received and producer fee credits. Pursuant to the agreement, if the executive is terminated without cause, he is entitled to receive an amount equal to six months of his annual base salary.

In addition, the Company is party to an employment agreement with its Chief Operating Officer, which expires in September 2016, with an automatic renewal period of two years unless otherwise terminated. The employment agreement requires annual base salary payments of approximately $180,000 per year. In addition, the executive is entitled to bonuses in amounts based on various factors, including but not limited to the Company’s financial performance, amount of financing received and producer fee credits. Pursuant to the agreement, if the executive is terminated without cause, he is entitled to receive an amount equal to six months of his annual base salary.

Consulting Agreements

In May 2013, the Company entered into an agreement with a consultant to provide and arrange investor meetings to communicate key Company fundamentals, technical aspects and operations to potential retail investors and financial advisors, registered representatives and money managers. In exchange, the Company agreed to pay consultant a monthly fee of $8,500 and issue the consultant 50,000 shares of common stock. Both parties agreed that the consulting services would begin after the Company’s stock is available to retail investors. During June 2014, the Company issued the consultant the 50,000 shares of common stock with a value of $45,000 based on the current market price and capitalized this amount as part of prepaid consulting and other assets. During the three and nine months ended September 30, 2014, the Company amortized $11,250 and $14,332, respectively, in general and administrative expense in the accompanying condensed consolidated statements of operations.

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months

Ended September 30, 2014 and 2013

NOTE 9 - COMMITMENT AND CONTINGENCIES, continued

In June 2014, the Company entered into an agreement with a consultant to provide business development and strategic business advisory services. In exchange, the Company agreed to pay consultant a monthly fee of $7,500 and issue the consultant 16,444 shares of common stock. During June 2014, the Company issued the consultant the 16,444 shares of common stock with a value of $14,964 based on the current market price and capitalized this amount as part of prepaid consulting and other assets. During the three and nine months ended September 30, 2014, the Company amortized $3,741 and $4,561, respectively, in general and administrative expense in the accompanying condensed consolidated statements of operations.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities include certain agreements with its officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with the Company’s acquisitions, the parties have agreed to indemnify each other from claims relating to the acquisition agreements. In connection with the Company’s publisher agreements, the parties have agreed to indemnify each other from certain claims relating to the agreements. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments we may be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

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

NOTE 10 - SUBSEQUENT EVENTS

In October 2014, the Company entered into convertible promissory notes in the aggregate principal amount of $39,844 bearing interest at 8%, due in October 2015 which allows the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined).

During October 2014, the Company issued an aggregate of 875,000 shares of its common stock, at a price of $0.04 per share for cash proceeds of $35,000 to two different third party investors.

During October 2014, the Company issued 2,000,000 shares of its common stock to an individual to extend the due dates of an aggregate of $600,000 in notes payable to January 2015 and March 2015.

During October 2014, the Company issued an aggregate of 2,546,653 shares of its common stock to various individuals for consulting fees and other services rendered amounting to $153,907.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report contains forward-looking statements. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, uncertainty regarding expansion or other corporate transactions and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our other publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this quarterly report. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Using our eBook distribution platform as the anchor, the digital media side of our business includes the creation, distribution, marketing, and monetization of “published” material, such as books, comic books, illustrated novels and graphic novels, as well as other digital media productions, including web series, eBooks, eComics, graphic novels and branded entertainment which we provide to digital and traditional media channels, such as film and television. Management believes that its enterprise-level mobile ad delivery platform will offer new revenue opportunities by delivering ads to these digital media products. Our operations are conducted through four main divisions: 1) wowio.com, the eBook distribution platform with a unique pricing model, that takes advantage of our proprietary patent, 2) StudioW digital media, the production entity that creates online and off-line brand-expansion entertainment properties and programs for our content, 3) Carthay Circle Publishing, Inc. which was created to develop our catalog of new and original content to exploit across our various consumer-facing properties, and 4) the technology development group, focused on new revenue-generating technologies.

Our business began as a web-based eBook store in 2005, and was re-launched in early 2010 with a new design and new business model that included advertising revenue-generating opportunities. In 2010, as part of our initial focus on digital media content development, we acquired a library of comic books, novels, graphic novels, and screenplays to distribute on our eBook platform as well as to market and promote across other web properties that we also acquired and built in 2010. That same year, we were granted a broad patent that allows for the insertion of advertising into eBooks delivering a new revenue stream for eBook publishers and authors. We believe this patent could provide us with a competitive advantage in the highly competitive eBook distribution market. Since 2010, we have broadened our operational focus to include the services of a digital media studio, which operates as StudioW, and in September 2012, we formed Carthay, a digital publishing entity, for the purpose of identifying and acquiring unpublished content for exploitation and “brand-building” across the digital and traditional media landscape. In the 2nd quarter of 2014, the Company learned that the digital advertising market in general and the mobile advertising market specifically is projected to grow more than any other advertising segment in the United States, per a study conducted and published by eMarketer, dated June, 2014. According to this study, mobile advertising is projected to grow from 6% of overall advertising in 2013 to 26% by 2018, with mobile advertising projected to exceed $58.33 Billion in 2018. Based on these projections, the Company is focusing its efforts on technology development in order to use its proprietary patent and take advantage of projected growth of mobile advertising over the next 5 years.

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

WOWIO owns a library of books and generates income from the retail sales thereof. We typically sell WOWIO-branded eBooks for $0.99 each. We also offer digital content and eBooks provided by third party publishers to consumers for free when advertising campaigns are available. If the eBook or digital content does not contain an advertising campaign, then we offer the eBook to the consumer at a retail price selected by the publisher and the Company receives an allowance for administration and credit card processing charges, for which we hold back approximately 10% - 30% of the retail price. When there has been a sponsorship advertising campaign, we have charged the sponsor between $1.00 and $3.00 a book and we have paid the publisher between $0.25 - $0.50 per book depending on the length of the book and we keep the remaining portion. We anticipate altering these sponsorship fees and publisher royalty fees to be more in line with mobile ad offerings once we release a final version of the mobile app. EBook sales not tied to advertising campaigns are intended to draw traffic to our websites, so that we can profitably sell advertising on our websites, and are also intended to draw publishers, so that we can seek to enter into additional advertising campaigns for the eBooks sold on our websites.

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

The revenues we earn have not been adequate to support our operations. We have supplemented our revenue with the proceeds from offerings of our debt and equity securities. Where possible, we have also paid expenses by issuing shares of our common stock to conserve our cash. We expect that our operating expenses will continue to exceed our revenues for at least the next 9 to 12 months, and possibly longer. If we cannot raise the funds necessary to pay our operating expenses, we may be required to severely curtail, or even to cease our operations.

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

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the three or nine months ended September 30, 2014 and 2013.

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

We intend to expand our business through the acquisition of creative properties, the acquisition of synergistic technology platforms and capabilities, the establishment of business-to-business partnerships, the development of our consumer-facing brands, and further technology development that will provide enhanced distribution platforms for creators, target monetization pathways for advertisers, and provide a unique user experience for our audience.

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

We expect to generate future revenue by licensing both our patent rights and our creative intellectual property. We expect to re-launch a multi-channel eBook delivery platform in a newly-designed wowio.com site by the end of 2014 or, at the latest, by the end of the first quarter of 2015. We also anticipate launching our mobile app across various platforms, including the release of our app on the Android operating system during 2014, and the Apple operating system (iOS) and the Microsoft Windows Mobile platforms before the end of the first quarter of 2015. We also anticipate releasing an enterprise-level mobile ad delivery platform by early 2015. With this new platform, we expect to increase online visibility by connecting to other related sites through Application Programming Interfaces (APIs) that will allow us to engage with the audience of partner sites. With a broader audience reach and more attractive product offering, our goal is to increase our revenues through increased sales of eBooks and ad revenues generated from the expected higher traffic. Through our Carthay subsidiary, we expect to generate increased revenues as we anticipate higher revenue participation as a publisher, earning 30-50% of revenues as opposed to merely a distributor, earning 10-20% of revenues. Finally, we also anticipate increasing revenues through the licensing of our patent, a process we are beginning to undertake as the advertising community has just started to see the eBook distribution channel as a viable alternative to other content distribution outlets.

We are also exploring potential acquisitions of synergistic companies with related product lines or business strategies that could possibly support or enhance our current plan of operations. Our evaluation of these potential acquisition targets would include analysis of their financial information to determine that they would be accretive to our revenue streams and assets.

The revenues we earn have not been adequate to support our operations. Our loss from operations was $280,889 and $1,636,783 for the three and nine months ended September 30, 2014, respectively, and $935,864 and $3,212,237 for the three and nine months ended September 30, 2013, respectively. We anticipate that the additional annual costs we may incur as a result of becoming a public company will exceed $250,000 for legal, financial, accounting and audit work in addition to fees for filing our periodic and annual reports with the SEC. We expect that our operating expenses will continue to exceed our revenues for at least the next 12 months, and possibly longer. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. To support our activities we will require investment, which we expect will provide the capital to execute on our business plans, produce enough high quality media to maintain our brand image and develop and retain a loyal customer base.

We are party to a settlement agreement with TCA Global Credit Master Fund, L.P. (“TCA”). Under our agreement with TCA, we are required to pay 100% of any revenue we receive, and 50% of the proceeds we receive from any sale of equity or debt securities, directly to TCA, until we have repaid our obligations to TCA in full. After payments to TCA of $200,000 in April 2014 and $50,000 in May 2014, as of September 30, 2014 the amount owed to TCA was $150,550, comprised of $50,000 in revolving loan, $60,000 in warrant redemption and $40,550 in accrued interest and fees. In order to satisfy the remaining obligation to TCA, we plan to seek to raise such additional capital. There is no assurance such funding will be available on terms acceptable to the Company, or at all.

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

The Company’s primary revenues sources are as follows:

eBooks

For eBook downloads purchased by the customer directly through the Company’s website, the Company recognizes revenue when the right to download content is granted. The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount. Generally, the Company records such revenues on a net basis due to a general lack of indicators that the Company is the primary obligor primarily due to the Company’s lack of ability to determine price. Typically for these sales, the Company’s net revenues consist of a credit card processing fee along with the majority of the advertising fee when there is an advertisement or an ad sponsor. Occasionally, the Company sells download cards to retailers and directly to end customers, which are redeemable on its websites for content downloads over an established time frame. The Company records proceeds from the initial sale of the card to deferred revenue, which is included in accounts payable and accrued expenses in the accompanying balance sheets, and is recognized over the related download period, which approximates the usage period. During the three and nine months ended September 30, 2014 and 2013 the Company earned $49, $857, $974 and $2,799, respectively, in eBook sales.

Advertising

Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. Website advertising revenue is primarily recognized on a flat-fee basis based on cost per thousand impressions (“CPM”). The Company earns CPM revenue from the display of graphical advertisements on its websites. Revenue from flat-fee services is based on a customer’s period of contractual service and is recognized on a straight-line basis over the term of the contract. At the end of March 2014, the Company signed an insertion order for display advertising across all of the Company’s sites with Akyumen Technologies to advertise Akyumen’s proprietary mobile hardware devices. The insertion order provides that Akyumen spend $50,000 per quarter for each of the remaining 3 quarters of 2014. As of November 2014, the Company has received all $150,000 in advertising revenues from Akyumen related to this order for advertising. Proceeds from such contracts are deferred and are included in revenue on a pro-rata basis over the term of the related agreements. During the three and nine months ended September 30, 2014 and 2013 the Company earned $50,589, $102,090, $2,035 and $8,246, respectively, in advertising revenues.

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

Revenue from patent licensing arrangements is recognized when earned, estimable and realizable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales. For licensing fees that are not determined by the number of licensed units sold, the Company recognizes license fee revenue on a straight-line basis over the life of the license. During the three and nine months ended September 30, 2014 and 2013 the Company earned no revenue in patent licensing fees.

Creative IP Licensing

The Company also generates revenues from the exploitation of WOWIO’s own proprietary content of creative material such as comic books, graphic novels, screenplays, and other published and non-published content. The WOWIO-owned Spacedog library is available for sale on wowio.com and the Company retains 90% of all sales for that content library.

The Company’s content also generates nominal revenues from licensing stories/characters/concepts to studios and other producing partners. Licensing deals that may generate revenue for the Company include film option/acquisition fees, television option/acquisition fees, video game licensing, content licensing for apps, apparel and merchandise licensing. During the three and nine months ended September 30, 2014 and 2013, the Company earned $0, $0, $0 and $6,817, respectively in creative IP licensing revenue.

Cost of sales includes royalty payments made to the authors of the eBooks included on its websites, which call for royalty payments based on various percentages of revenues earned, less processing fees and in the case of sponsored downloads, a fixed price per download. There were no significant royalties earned pursuant to this arrangement for the three and nine months ended September 30, 2014 and 2013, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, provisions for uncollectible notes receivable, fair value of common stock and warrants issued, fair value of beneficial conversion features, fair value of derivative liability and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and its belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

Income Taxes

We account for income taxes under the provision of ASC Topic 740. As of September 30, 2014 and December 31, 2013, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively, and have not recognized interest and/or penalties in the statements of operations for each of the years then ended. The Company is subject to taxation in the United States, Texas and California.

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

Derivative Liabilities

The Company evaluates debt instruments, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. In addition, potentially in the future, the Company may have an insufficient number of available shares of common stock to settle outstanding contracts. Accordingly, the Company has estimated the fair value of these embedded conversion features, warrants, and derivatives related to the potential insufficient number of authorized shares to settle outstanding contracts using Black-Scholes.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales increased by $47,120 or 1,339% from $3,518 during the three months ended September 30, 2013 to $50,638 for the three months ended September 30, 2014. Our revenues were from sales of eBooks generated through our website resulting in revenues of $974 for the three months ended September 30, 2013 compared to $49 for the three months ended September 30, 2014 and advertising revenue which increased from $2,035 for the three months ended September 30, 2013 to $50,589 for the three months ended September 30, 2014. Advertising revenue increased during the three months ended September 30, 2014 mainly due to a $50,000 quarterly advertising campaign attributable to one customer. This quarterly advertising campaign is expected to continue until December 31, 2014. Cost of sales decreased by $11,409 or 82% from $13,968 for the three months ended September 30, 2013, as compared to $2,559 for the three months ended September 30, 2014 due to a significant portion of the 2014 revenue resulting from a single advertising campaign that did not require the payment of costs or royalties. Our overall gross profit increased by $58,529 from a gross loss of $10,450 for the three months ended September 30, 2013 as compared to a gross profit of $48,079 for the three months ended September 30, 2014.

Our total operating and general and administrative expenses were $328,968 during the three months ended September 30, 2014, a decrease of $596,446 or 65%, as compared to $925,414 for the three months ended September 30, 2013. The decrease in general and administrative expenses for the three months ended September 30, 2014 resulted primarily from a decrease in consulting and professional fees of approximately $700,000, offset by an increase of approximately $72,500 related to shares issued to employees as compensation during 2014.

Other expense, net decreased by $13,913 from a net expense of $27,393 for the three months ended September 30, 2013, to a net expense of $13,480 for the three months ended September 30, 2014 due to income from a change in fair value of derivative liabilities of $208,000 offset by an increase in net interest expense of $194,087, which included amortization of beneficial conversion features.

There was no income tax benefit or provision during the three months ended September 30, 2014 and 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales increased by $83,576 or 431% from $19,371 during the nine months ended September 30, 2013 to $102,947 for the nine months ended September 30, 2014. Our revenues were from sales of eBooks generated through our website resulting in revenues of $2,799 for the nine months ended September 30, 2013 compared to $857 for the nine months ended September 30, 2014; advertising revenue which increased from $8,246 for the nine months ended September 30, 2013 to $102,090 for the nine months ended September 30, 2014; intellectual property sales which decreased from $6,817 for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014 and service fees of $1,500 for the nine months ended September 30, 2013 as compared to $0 for the nine months ended September 30, 2014. Advertising revenue increased by almost $100,000 during the nine months ended September 30, 2014 mainly due to a $50,000 quarterly advertising campaign attributable to one customer that began in April 2014. This quarterly advertising campaign is expected to continue until December 31, 2014. Cost of sales decreased from $33,253 for the nine months ended September 30, 2013, as compared to $21,843 for the nine months ended September 30, 2014 due to a significant portion of the 2014 revenue resulting from a single advertising campaign that did not require the payment of costs or royalties. Our overall gross profit increased by $36,456 from a gross loss of $13,882 for the nine months ended September 30, 2013 as compared to a gross profit of $81,104 for the nine months ended September 30, 2014.

Our total operating expenses were $1,717,887 during the nine months ended September 30, 2014, a decrease of $1,480,468 or 46%, as compared to $3,168,355 for the nine months ended September 30, 2013. General and administrative expenses were $1,717,887 during the nine months ended September 30, 2014, a decrease of $1,450,468 or 46%, as compared to $3,168,355 for the nine months ended September 30, 2013. The decrease in general and administrative expenses for the nine months ended September 30, 2014 resulted primarily from a decrease in consulting and professional fees of approximately $1,200,000, a decrease of approximately $500,000 related to shares issued to employees as compensation during 2013 and an increase of approximately $250,000 related to the development and testing of the Company’s web and mobile based application platform. Management fees were $30,000 for the nine months ended September 30, 2013 as compared to $0 for the nine months ended September 30, 2014. The management fee agreement was terminated effective July 1, 2013.

Other expense, net decreased by $49,303 from $358,325 for the nine months ended September 30, 2013, to $309,022 for the nine months ended September 30, 2014 due to income from a change in fair value of derivative liabilities of $208,000 offset by an increase in net interest expense of $158,967, which included amortization of beneficial conversion features.

There was no income tax benefit or provision during the nine months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

We had cash of $51 and $943 at September 30, 2014 and December 31, 2013, respectively.

We used cash of $760,792 in our operating activities during the nine months ended September 30, 2014. Non-cash adjustments included $473,047 related to amortization of prepaid consulting, $389,282 related to the amortization of beneficial conversion features, debt discount and debt issuance costs and $97,941 related to the fair value of common stock issued for services offset by the change in fair value of derivatives of $208,000 and interest earned on notes receivables of $9,947. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $533,538 and a decrease in related party payables of $29,653, a decrease in acquisition related liabilities of $73,195 and a decrease in prepaid consulting and other current assets of $12,000. We used cash of $353,735 in our operating activities during the nine months ended September 30, 2013. Non-cash adjustments included $1,902,487 related to the amortization of prepaid consulting, $287,487 related to the amortization of debt discount and debt issue costs and $570,000 for common stock issued for services, offset by interest earned on notes receivable of $10,130. Changes in operating assets and liabilities consist of increases in accounts payable and accrued expenses of $474,049 and prepaid expenses and other current assets of $8,098 and a decrease in accounts receivable of $23. We also increased our related party payables by $26,764 and decreased our acquisition related liabilities by $25,755 during the nine months ended September 30, 2013.

Our financing activities provided cash of $755,000 during the nine months ended September 30, 2014 compared to $353,755 during the same period in 2013. Cash provided by financing activities during the nine months ended September 30, 2014, reflect net proceeds from the issuance of notes and convertible notes payable of $955,000, net proceeds from the sale of common stock of $80,000, offset by principal payments on notes payable and the revolving loan of $280,000. Cash provided by financing activities during the nine months ended September 30, 2013, reflect net proceeds from the sale of common stock of $20,000, net proceeds from the issuance of notes payable of $383,500, offset by principal payments on notes payable and notes payable - related parties of $49,745.

As of September 30, 2014, we had an accumulated deficit of $26,604,730. Management anticipates that future operating results will continue to be subject to many of the expenses, delays and risks inherent in the establishment of an early stage business enterprise, many of which we cannot control.

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

Since our inception we have reported net losses, including losses of approximately $1,946,000 and $3,570,000 during the nine months ended September 30, 2014 and 2013, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful cash revenues from operations. At September 30, 2014, our accumulated deficit was approximately $26.6 million.

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

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant has an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. Accordingly, because none of the TCA Warrants were exercised, the Company recorded a liability of $90,000 during the year ended December 31, 2013, with $60,000 still outstanding as of September 30, 2014. The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at September 30, 2014.

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

Under our agreement with TCA beginning in November 2013, we are required to pay 100% of any revenue we receive, and 50% of the proceeds we receive from any sale of equity or debt securities, directly to TCA, until we have repaid our obligations to TCA in full. After payments to TCA of $200,000 in April 2014 and $50,000 in May 2014, as of September 30, 2014, the amount owed to TCA was $150,550, comprised of $50,000 in revolving loan, $60,000 in warrant redemption and $40,550 in accrued interest and fees. In order to satisfy the remaining obligation to TCA, we plan to seek to raise such additional capital. There is no assurance such funding will be available on terms acceptable to the Company, or at all.

As of September 30, 2014 the Company’s current debt obligations were $1,449,850, consisting of the following:

(1) Notes payable to former employees, including 6 notes issued to 6 employees totaling $100,902. These notes carry an interest rate of 2.25% and were due between May 2012 and December 2012. These notes are in default. The Company continues to accrue interest expense and has not reached agreement with these former employees on due date extensions.

(2) Notes payable to third parties in the aggregate amount of $1,084,948. These 13 notes carry interest rates between 8% and 12% with due dates between December 2011 and June 2015. Of this total, 8 notes totaling $637,448 are in default. The Company continues to accrue interest expense and has not reached agreement with these parties on due date extensions.

(3) Convertible notes payable to third parties in the aggregate amount of $214,000. These 5 notes carry interest rates between 8% and 12%, with due dates between March 2015 and December 2015.

(4) The Revolving Loan from TCA of $50,000 with an interest rate of 18%, the terms of which are discussed above.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have no material developments to previously disclosed legal proceedings.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2014, the Company issued 75,000 shares of common stock, at a price of $0.40 per share for cash proceeds of $30,000 to an accredited investor. In July and September 2014, the Company issued an aggregate of 660,000 shares of common stock in the aggregate amount of $72,500 to two employees as a bonus. From July through September 2014, the Company issued an aggregate of 1,873,314 shares of common stock to various consultants, debt holders and service providers in settlement of certain accounts payable, debt and for services rendered in the aggregate amount of $653,066.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as of October 31, 2014 the Company is in default on the notes payable to former employees totaling $100,902 and on 9 other notes payable totaling $640,448, which are currently due. The Company has not reached agreement with the noteholders on due date extensions.

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

Wowio, Inc.

Date: November 13, 2014	By:	/s/ Brian Altounian
Brian Altounian
Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)

