Form 10-K/A
period 2013-12-31
Wowio, Inc.
filed 2015-03-25
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the annual report on Form 10-K (the “Form 10-K”) of Wowio, Inc. for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 11, 2014, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any related disclosures made in the Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Formation and amendments thereto (1)

3.2	Certificate of Amendment to Certificate of Formation (2)

3.3	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock (2)

3.4	Bylaws (1)

10.1	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Brian Altounian dated as of March 15, 2012. (1)

10.2	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Jacob Morris dated as of March 29, 2012. (3)

10.3	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Linda Engelspien dated as of March 29, 2012. (3)

10.4	Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.5	Revolving Note between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.6	Security Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.7	Redeemable Warrant No. 1 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.8	Redeemable Warrant No. 2 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21,2012. (1)

10.9	Redeemable Warrant No. 3 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.10	Service Agreement, dated November 1, 2011, between WOWIO, Inc. and Alliance Acquisitions, Inc. (4)

10.11	Master Services Agreement by and between GHH Commerce, LLC and WOWIO, Inc. dated as of November 6, 2012 (3)

10.12	Advertising Publishing Agreement by and between Wowio, Inc. and GHH Commerce dated as of November 26, 2012. (3)

10.13	Advertising Agreement by and between Wowio, Inc. and GHH Commerce dated as of November 26, 2012. (3)

10.14	Amended and Restated Board Services Agreement between Wowio, Inc. and Zachary Pennington, dated as of October 31, 2012. (3)

10.15	Consulting Agreement, dated January 31, 2013 between Wowio, Inc. and Arthur Schwerzel (4)

10.16	Consulting Agreement, dated February 15, 2013 between Wowio, Inc. and Stern & Co. (4)

10.17	Warrant, dated December 15, 2010 (4)

10.18	Warrant, dated December 16, 2010 (4)

10.19	Warrant, dated April 17, 2012 (4)

10.20	Warrant, dated February 9, 2012 (4)

10.21	Warrant, dated December 20, 2011 (4)

10.22	Accounts Receivable Lending Agreement and Promissory Note, dated March 17, 2013 (4)

10.23	Senior Convertible Promissory Note, dated May 25, 2012 (4)

10.24	Senior Promissory Note, dated December 20, 2011 (4)

10.25	Senior Promissory Note, dated July 13, 2012 (4)

10.26	Senior Promissory Note, dated March 8, 2012 (4)

10.27	Senior Convertible Promissory Note, dated June 18, 2012 (4)

10.28	Waiver and Amendment #1 to Senior Promissory Note, dated February 14, 2013, between Wowio, Inc. and David McCarthy (4)

10.29	Purchase Agreement, dated December 12, 2012, between WOWIO, Inc. and Roger Mincheff (5)

10.30	Senior Promissory Note, dated September 10, 2013 (5)

10.31	Senior Promissory Note, dated August 30, 2013 (5)

10.32	First Amendment to Credit Agreement dated November 19, 2013 (6)

10.33	Replacement, Amended and Restated Note (6)

21.1	List of Subsidiaries (1)

31.1	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

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

WOWIO, INC.

Dated: March 25, 2015	By:	/s/ Brian Altounian
Brian Altounian
Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian Altounian	Chief Executive Officer, Chairman	March 25, 2015
Brian Altounian	(principal executive, financial and accounting officer)

/s/ Zachary Pennington	Director	March 25, 2015
Zachary Pennington