Form 10-K
period 2014-12-31
Wowio, Inc.
filed 2015-04-24
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

As of June 30, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $0.90 per share was approximately $15.8 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 15, 2015 was 386,174,772.

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

We launched the Carthay website in December 2012. We expect to re-launch a multi-channel eBook delivery platform in a newly-designed wowio.com site as an extension of our mobile app platform during 2015. With this combined mobile and online website, we expect to increase online visibility by connecting to other related sites through Application Programming Interfaces (APIs) that will allow us to engage with the audience of partner sites. With a broader audience reach and more attractive product offering, our goal is to increase our revenues through increased sales of eBooks and ad revenues generated from the expected higher traffic. The initial cost to re-launch this site was approximately $250,000 and we engaged Akyumen Technologies to oversee the development of a website capable of delivering content across a number of platforms. Subject to obtaining needed capital, and with the advances of mobile and wireless technology, we now anticipate that site to re-launch during the second quarter of 2015.

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

We intend to rebuild and expand wowio.com to have multi-platform distribution capabilities, which would allow us to create a better user experience that allows the users to more easily select their output format, expedite the download process and streamline the purchase procedure. Also, we intend to improve the demographic profile questionnaire, which will provide better granularity for matching reader profiles to advertising campaigns and we intend to implement behavior-tracking software to match advertising to a user’s online activity. Management believes the site improvements will also provide a better back-end experience for publishers and administration with better reporting functionality and allow for more targeted advertising placement within the eBooks. Finally, we have developed additional technology within this expansion to accommodate app development that will provide for mobile access to the site and its contents. We estimate the cost to expand the wowio.com website will be approximately $250,000 and, subject to obtaining needed capital, we expect to launch this mobile storefront in the second quarter of 2015.

The Duck (social media webcomic hosting site)

With nearly 15,000,000 monthly page views and over 20,000 webcomics, The Duck is an online community for amateur webcomic creators and fans. The Duck provides a forum to create, share and monetize digital content, utilizing social network and technology services and forums for the artist community and growing fan base. Advertisers buy ad placements on this website for a specified period of time and WOWIO provides the advertising code. Approximately 99% of the content of The Duck is supplied by the user community.. In discussions with the site moderators, who represent the consensus of the user community, we believe that the advertising revenue may actually have an inverse impact on our revenue growth due to the resistance of this community to digital advertising. We are exploring a subscription model and other levels of engagement on a cost basis to increase our revenues. We expect to launch the mobile portal to The Duck during 2015 and by utilizing a proprietary advertising network, we intend to expand our mobile advertising revenues on The Duck, leaving the online/non-mobile site free of advertising .  We are exploring a number of new initiatives regarding the expansion of the content categories, and revenue-generating activities

POP Galaxy (branded digital content channel)

Launched during the 2010 International ComicCon in San Diego, POP Galaxy is a digital television and on-demand video distribution channel for original and acquired IP, serving also as a marketing, traffic and branding vehicle for other StudioW business units. Approximately 95% of the content on Pop Galaxy is created by WOWIO. Original programming covers areas such as entertainment, pop culture, comics, books, blogs, authors, publishers, partners, celebrities, gossip, and the news. We are exploring new ways to facilitate creation of our content. . To facilitate future production of our content we intend to eventually hire a site manager who will oversee the original content creation, identifying the web series material that support titles produced from Carthay Circle Publishing or that are a part of our ongoing web series. Once the material is identified, it is scheduled for production, script writing and filming. We estimate the costs to expand our content are approximately $500,000/year for increased personnel, $50,000/year for increased marketing and $10,000/year for technology costs, although we do not intend to begin that development until adequate funding is secured.

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

Publishing

Carthay Circle Publishing, Inc. (publishing label)

Carthay was created as a publishing label that can represent authors and original content with full-service publishing support to take advantage of the Company’s distribution platforms. An integral part of the digital media distribution platform, Carthay identifies new and original content that it develops for multiple modes of digital and traditional media production and distribution. Carthay launched its first title, ABOVE, as an eBook across all platforms including wowio.com and developed other material across other StudioW outlets. Carthay will be launching additional titles, including a 4-book comic series entitled WILDFIRE with partner Top Cow Productions, which was released in June 2014. Carthay will enter an arrangement with the Company to sell the books it publishes on the Wowio.com online and mobile platforms and also make those titles available for advertising campaigns. We also intend to seek arrangements with other sites such as Amazon, iTunes, Google and Barnes & Noble to sell the books published by Carthay.

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

Custom Publishing (publishing/marketing opportunities)

CauseBooks. CauseBooks is an innovative digital marketing opportunity that leverages the power of celebrity and the expanding popularity of eBooks to inspire consumers to support a worthy cause. Brand sponsors can become part of the editorial and promotional experience. With the CauseBooks campaign, our management team identifies: 1) an eBook; 2) a social cause; 3) a celebrity with a large Twitter/Facebook following and 4) an advertising sponsor. An example of a typical campaign looks this way: 1) a celebrity promotes on Twitter and Facebook about a chosen sponsor that sponsors a number of downloads of free eBooks in support of the selected social cause/charity; 2) the consumer downloads the eBook that contains web links to the sponsor and charity websites; and 3) the sponsor pays approximately $3 per download of the selected eBook and promotes the charity, providing additional marketing to the overall campaign. Of the sponsorship, approximately 50% goes directly to the charity and WOWIO earns approximately 17-22% of the download fee. The Company has completed a prototype campaign and upon securing adequate financing we expect to hire a sales team  to secure additional campaigns, the result of which we believe will lead to higher revenues and marketing/promotional support for the Company sometime during the second half of 2015.

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

Digital Rights Management (“DRM”) - Although a principal consideration in the past, some industry analysts have noted an increased resistance to and dislike for DRM.

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

Research and Development

We spent approximately $250,000 in the last two years on research and development, which entailed exploring and building iOS and Android operating system versions of our system for digital and mobile apps, our ongoing development of the CauseBooks campaign and other custom publishing opportunities, and the development of pitch materials for concepts from our content library. In addition, we expect to spend an additional amount between $100,000 and $500,000 on R&D expenses over the next 12 to 24 months to complete the delivery of or mobile storefront and our mobile ad network as well as a “white-label” platform development. Because a majority of these activities are part of our day-to-day operations and are conducted in-house, the costs related to research and development are not broken out as a separate expense. Research and development costs include an allocation of wages and related employment costs paid to our employees and executives for their time spent on research and development matters.

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

Employees

As of March 31, 2015, we employ 1 full-time employee. We have no labor union contracts and believe relations with our employee are satisfactory.

Recent Developments

On October 8, 2014, we announced plans to open a subsidiary company in Canada to exploit our creative properties with Canadian partners. We anticipate moving forward with that plan in the second half of 2015.

On April 14, 2015, we announced our agreement with Premier Venture Partners, LLC, a private equity firm, for a $5 million preferred equity investment commitment to further advance our technology development, and fund expansion efforts and other working capital needs.

ITEM 1A. RISK FACTORS

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol “WWIO.” Only a sporadic and limited market exists for our common stock. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. The following table sets forth, for the periods indicated, the high and low bid price for our common stock, as reported on the OTCBB. The quotations below reflect inter-dealer prices without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2014	High	Low
Fourth Quarter 10-1-14 to 12-31-14	$0.215	$0.058
Third Quarter 7-1-14 to 9-30-14	$0.220	$0.110
Second Quarter 4-1-14 to 6-30-14	$0.200	$0.107

As of April 15, 2015, there were approximately 358 holders of record of the Company’s common stock.

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

During October 2014, the Company issued and aggregate of 600,000 shares of its common stock to a third party investor in connection with the default provision associated with the note agreement. The Company recorded the aggregate amount of $238,000 as interest expense in the accompanying consolidated statement of operations.

Between October and December 2014, the Company issued an aggregate of 3,628,102 shares of its common stock to various individuals for consulting fees and other services rendered amounting to $351,550.

Between October and December 2014, the holders of certain notes payable converted $53,494 in principal and accrued and unpaid interest into 6,187,896 shares of the Company’s common stock.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this document. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this document. See “Cautionary Note Regarding Forward Looking Statements” on page 3. We disclaim any intent to update any forward-looking statements to reflect subsequent actual events or developments.

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

On the digital media side of the business, through wowio.com, we currently distribute both company-owned and 3 rd -party-owned eBooks and eComics, generating revenues through eBook and eComics sales transactions. Approximately 87% of the content we distribute through wowio.com is owned by third parties. We currently generate revenues through the insertion of advertising in eBooks. To date, such advertising campaigns have not utilized our proprietary patented technology, but we anticipate such use in the future as we release our mobile app and further develop the enterprise-level ad platform. We currently generate revenues through online advertising on the wowio.com website and we anticipate generating revenues through advertising on our mobile app as well. Through StudioW, we create and produce our own content such as online videos, generating revenues through pre-roll video ads and additional online advertising on our content-oriented websites TheDuck Webcomics, PopGalaxy and our branded YouTube channels. Through Carthay, we intend to publish our own library of material as eBooks and eComics, which we will distribute on our own wowio.com site as well as distribute through other eBook distribution platforms, generating revenues through eBook sales transactions. We intend for approximately 50% of the content from Carthay to be original material created by the Company and approximately 50% to be from third parties. In addition to generating revenues through eBook/eComics sales, we intend to license our content library for exploitation across traditional media outlets such as film and television. We intend to license our patent to other eBook distribution platforms, though we have not yet begun to do so.

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

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the years ended December 31, 2014 and 2013.

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

We expect to generate future revenue by licensing both our patent rights and our creative intellectual property. We expect to re-launch a multi-channel eBook delivery platform in a newly-designed wowio.com site during the second quarter of 2015. We also anticipate launching our mobile app across various platforms, including the release of our app on the Android operating system at the same time, and the Apple operating system (iOS) and the Microsoft Windows Mobile platforms during the second half of 2015. We also anticipate releasing an enterprise-level mobile ad delivery platform during the second half of 2015. With this new platform, we expect to increase online visibility by connecting to other related sites through Application Programming Interfaces (APIs) that will allow us to engage with the audience of partner sites. With a broader audience reach and more attractive product offering, our goal is to increase our revenues through increased sales of eBooks and ad revenues generated from the expected higher traffic. Through our Carthay subsidiary, we expect to generate increased revenues as we anticipate higher revenue participation as a publisher, earning 30-50% of revenues as opposed to merely a distributor, earning 10-20% of revenues. Finally, we also anticipate increasing revenues through the licensing of our patent, a process we are beginning to undertake as the advertising community has just started to see the eBook distribution channel as a viable alternative to other content distribution outlets.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements.

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

Advertising

Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. Website advertising revenue is primarily recognized on a flat-fee basis based on cost per thousand impressions (“CPM”). The Company earns CPM revenue from the display of graphical advertisements on its websites. Revenue from flat-fee services is based on a customer’s period of contractual service and is recognized on a straight-line basis over the term of the contract. At the end of March 2014, the Company signed an insertion order for display advertising across all of the Company’s sites with Akyumen Technologies to advertise Akyumen’s proprietary mobile hardware devices. The insertion order provides that Akyumen an aggregate of $150,000 (as amended) during the final three quarters of 2014. As of December 2014, the Company received $150,000 in advertising revenues from Akyumen related to this order for advertising.

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

The Company’s financial instruments consist of cash, notes receivable, accounts payable, accrued expenses, note payable and related party notes payable and convertible notes payable. Except for the convertible notes payable, the carrying value for all such instruments approximates fair value due to the short-term nature of the instruments. The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.

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

Income Taxes

We account for income taxes under the provision of ASC Topic 740. As of December 31, 2014 and December 31, 2013, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2014 and December 31, 2013, respectively, and have not recognized interest and/or penalties in the statements of operations for each of the years then ended. The Company is subject to taxation in the United States, Texas and California.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales increased by $138,014 or 656% from $21,024 during the year ended December 31, 2013 to $159,038 for the year ended December 31, 2014. Our revenues were from sales of eBooks generated through our website resulting in revenues of $3,276 for the year ended December 31, 2013 compared to $1,573 for the year ended December 31, 2014; advertising revenue which increased from $9,397 for the year ended December 31, 2013 to $152,111 for the year ended December 31, 2014; intellectual property sales which decreased from $6,817 for the year ended December 31, 2013 to $5,003 for the year ended December 31, 2014 and service fees of $1,500 for the year ended December 31, 2013 as compared to $0 for the year ended December 31, 2014. Advertising revenue increased during the year ended December 31, 2014 mainly due to a $50,000 quarterly advertising campaign attributable to one customer that began in April 2014. This quarterly advertising campaign continued through December 31, 2014, and resulted in advertising revenue of $150,000. Cost of sales decreased from $49,116 for the year ended December 31, 2013, as compared to $34,275 for the year ended December 31, 2014 due to a significant portion of the 2014 revenue resulting from a single advertising campaign that did not require the payment of costs or royalties. Our overall gross profit increased by $152,855 from a gross loss of $28,092 for the year ended December 31, 2013 as compared to a gross profit of $124,763 for the year ended December 31, 2014.

Our total operating expenses were $2,398,002 during the year ended December 31, 2014, a decrease of $1,879,764 or 44%, as compared to $4,277,766 for the year ended December 31, 2013. General and administrative expenses were $2,398,002 during the year ended December 31, 2014, a decrease of $1,849,764 or 44%, as compared to $4,247,766 for the year ended December 31, 2013. The decrease in general and administrative expenses for the year ended December 31, 2014 resulted primarily from a decrease in consulting and professional fees of approximately $1,700,000, a decrease of approximately $500,000 related to shares issued to employees as compensation during 2013 and an increase of approximately $250,000 related to the development and testing of the Company’s web and mobile based application platform. Management fees were $30,000 for the year ended December 31, 2013 as compared to $0 for the year ended December 31, 2014. The management fee agreement was terminated effective July 1, 2013.

Other expenses increased by $1,071,074 from $490,000 for the year ended December 31, 2013, to $1,533,244 for the year ended December 31, 2014 due to loss from a change in fair value of derivative liabilities of $227,000, an interest expense of $931,244, and loss on extinguishment of debt of $395,000.

There was no income tax benefit or provision during the year ended December 31, 2014 and 2013.

Liquidity and Capital Resources

We had cash of $552 and $943 at December 31, 2014 and December 31, 2013, respectively.

We used cash of $895,111 in our operating activities during the year ended December 31, 2014. Non-cash adjustments included $634,310 related to amortization of prepaid consulting, $345,946 related to the amortization of beneficial conversion features, debt discount and debt issuance costs, the change in fair value of derivatives of $227,000, and $620,361 related to the fair value of common stock issued for services, offset by interest earned on notes receivables of $18,207. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $1,076,367 and a decrease in related party payables of $29,653, a decrease in acquisition related liabilities of $74,446 and a decrease in prepaid consulting and other current assets of $12,001. We used cash of $491,605 in our operating activities during the year ended December 31, 2013. Non-cash adjustments included $2,612,760 related to the amortization of prepaid consulting, $287,487 related to the amortization of debt discount and debt issue costs, $50,000 related to loss on debt extinguishment and $570,000 for common stock issued for services, offset by interest earned on notes receivable of $13,482. Changes in operating assets and liabilities consist of increases in accounts payable and accrued expenses of $782,741 and an increase in related party payables of $26,662. We decreased prepaid expenses and other current assets by $27,832 and decreased acquisition related liabilities by $39,770.

We had cash provided by investing activities of $4,900 during the year ended December 31, 2014, compared to $5,500 in the same period in 2013. Cash from investing activities during the years ended December 31, 2014 and 2013 reflect proceeds from repayments of notes receivable of $4,900 and $5,500, respectively.

Our financing activities provided cash of $889,820 during the year ended December 31, 2014 compared to $485,755 during the same period in 2013. Cash provided by financing activities during the year ended December 31, 2014, reflect net proceeds from the issuance of notes and convertible notes payable of $1,068,090, net proceeds from the sale of common stock of $115,000, offset by principal payments on notes payable and the revolving loan of $293,270. Cash provided by financing activities during the year ended December 31, 2013, reflect net proceeds from the sale of common stock of $20,000, net proceeds from the issuance of notes payable of $535,000, offset by principal payments on notes payable of $60,500 and notes payable - related parties of $9,245.

As of December 31, 2014, we had an accumulated deficit of approximately $28,000,000. Management anticipates that future operating results will continue to be subject to many of the expenses, delays and risks inherent in the establishment of an early stage business enterprise, many of which we cannot control.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We cannot provide assurance that we will obtain sufficient funding from financing or operating activities to support continued operations or business deployment.

Since our inception we have reported net losses, including losses of $3,826,483 and $4,795,858 during the years ended December 31, 2014 and 2013, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful revenues from operations. At December 31, 2014, our accumulated deficit was approximately $28 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wowio, Inc.

We have audited the accompanying consolidated balance sheet of Wowio, Inc. and subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wowio, Inc. and subsidiary as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3, the Company has had recurring operating losses and has had negative operating cash flows, and at December 31, 2013, had negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
April 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wowio, Inc.

We have audited the accompanying consolidated balance sheet of Wowio, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wowio, Inc. and subsidiaries as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3, since Inception, the Company has had recurring operating losses, negative operating cash flows and, at December 31, 2014, had negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Hartley Moore Accountancy Corporation
Irvine, California
April 24, 2015

WOWIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash	$552	$943
Current portion of prepaid consulting and other current assets	312,274	505,527
Total Current Assets	312,826	506,470

Prepaid consulting and other assets, net of current portion	167,578	380,672
Note receivable and accrued interest	195,678	182,371
Total Assets	$676,082	$1,069,513

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,287,413	$1,234,789
Acquisition related liabilities	231,171	305,617
Related party payables	677	30,330
Accrued compensation and related costs	597,372	769,386
Revolving loan	50,000	300,000
Notes payable – related parties	100,902	122,570
Notes payable, net of debt discount of $15,131 and $0	1,016,099	529,948
Derivative liabilities	992,000	-
Convertible notes payable, net of debt discount of $180,040 and $0	160,575	420,000
Total Liabilities	4,436,209	$3,712,640

Commitments and contingencies	-	-

Stockholders’ Deficit:
Series A preferred stock, $0.0001 par value; 5,000,000 shares authorized; 500,000 issued and outstanding	50	50
Series B preferred stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 41,969,953 and 22,283,648 shares issued and outstanding, respectively	4,197	2,228
Additional paid-in capital	24,721,034	22,013,520
Accumulated deficit	(28,485,408)	(24,658,925)

Total stockholders’ deficit	(3,760,127)	(2,643,127)
Total Liabilities and Stockholders’ Deficit	$676,082	$1,069,513

See accompanying notes to consolidated financial statements

WOWIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
Net sales	$159,038	$21,024

Cost of sales	34,275	49,116

Gross profit (loss)	124,763	(28,092)

Operating expenses:
General and administrative	2,398,002	4,247,766
Management fees - related party	-	30,000
Total operating expenses	2,398,002	4,277,766

Operating loss	(2,273,239)	(4,305,858)

Other expense
Interest expense, net	(931,244)	(440,000)
Change in fair value of derivatives liabilities	(227,000)	-
Loss on extinguishment of debt	(395,000)	(50,000)
Other expense, net	(1,553,244)	(490,000)

Loss before provision for income tax	(3,826,483)	(4,795,858)

Provision for income tax	-	-

Net loss	$(3,826,483)	$(4,795,858)

Basic and diluted net loss per common share	$(0.14)	$(0.22)

Weighted-average number of common shares outstanding - basic and diluted	27,813,925	21,830,952

See accompanying notes to consolidated financial statements

WOWIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For The Years Ended December 31, 2014 and 2013

	Series A Preferred		Common Stock		Stockholder	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of December 31, 2012	500,000	$50	20,390,648	$2,039	$(765,000)	$19,452,942	$(19,863,067)	$(1,173,036)
Common stock issued for cash	-	-	10,000	1	-	19,999	-	20,000
Common stock issued for exercise of warrants	-	-	500,000	50	-	99,950	-	100,000
Conversion of convertible notes payable and accrued interest into common stock	-	-	33,000	3	-	6,597	-	6,600
Common stock issued for services - employees	-	-	285,000	28	-	569,972	-	570,000
Common stock issued for services	-	-	1,320,000	132	-	2,639,868	-	2,640,000
Estimated relative fair value of beneficial conversion features and relative fair value of warrants issued with debt extinguishment	-	-	-	-	-	79,167	-	79,167
Warrant redemption liability associated with revolving loan	-	-	-	-	-	(90,000)	-	(90,000)
Return of shares related to stockholder receivable	-	-	(255,000)	(25)	765,000	(764,975)	-	-
Net loss	-	-	-	-	-	-	(4,795,858)	(4,795,858)
Balance as of December 31, 2013	500,000	50	22,283,648	2,228	-	22,013,520	(24,658,925)	(2,643,127)
Common stock issued for cash	-	-	1,000,000	100	-	114,900	-	115,000
Conversion of convertible notes payable and accrued interest into common stock,net	-	-	9,683,969	969	-	1,013,895	-	1,014,864
Common stock issued for exercise of warrants	-	-	152,816	15	-	22,907	-	22,922
Estimated relative fair value of beneficial conversion features and relative fair value of warrants issued with debt extinguishment	-	-	-	-	-	29,990	-	29,990
Common Stock issued for debt extinguishment and default			2,600,000	260	-	407,740		408,000
Common stock issued for services	-	-	4,589,520	459	-	916,812	-	917,271
Common stock issued for debt - employees	-	-	1,000,000	100	-	343,836	-	343,936
Common stock issued for services - employees	-	-	660,000	66	-	72,434		72,500
Initial recording of derivative liability	-	-	-	-	-	(289,000)	-	(289,000)
Reclass of derivative liabilities for conversion of debt	-	-	-	-	-	74,000	-	74,000
Net loss	-	-	-	-	-	-	(3,826,483)	(3,826,483)
Balance as of December 31, 2014	500,000	$50	41,969,953	$4,197	$-	$24,721,034	$(28,485,408)	$(3,760,127)

See accompanying notes to consolidated financial statements

WOWIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(3,826,483)	$(4,795,858)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on note receivable	(18,207)	(13,482)
Estimated fair value of common stock issued for services and debt related fees	749,807	570,000
Change in fair value of derivative liabilities	227,000	-
Amortization of prepaid consulting	634,310	2,612,760
Loss on extinguishment of debt and default, net	613,936	50,000
Amortization of debt discount, debt issuance costs and excess derivative value	187,819	287,487
Changes in operating assets and liabilities:
Accounts receivable	-	23
Prepaid consulting and other assets	12,001	27,832
Accounts payable and accrued expenses	628,805	782,741
Related party payables	(29,653)	26,662
Acquisition related liabilities	(74,446)	(39,770)
Net cash used in operating activities	(895,111)	(491,605)

Cash Flows from Investing Activities
Proceeds from repayment of note receivable	4,900	5,500
Net cash provided by investing activities	4,900	5,500

Cash Flows from Financing Activities
Principal payments on revolving loan	(250,000)	-
Principal payments on notes payable – related parties	-	(9,245)
Principal payments on notes payable	(43,270)	(60,500)
Proceeds from the issuance of notes payable	802,340	535,500
Proceeds from the issuance of convertible notes payable	265,750	-
Proceeds from the issuance of common stock	115,000	20,000

Net cash provided by financing activities	889,820	485,755

Net change in cash	(391)	(350)

Cash at beginning of period	943	1,293

Cash at end of period	$552	$943

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$47,703

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable converted to notes payable	$-	$10,000
Exercise of warrant in settlement of notes/accounts payable	$22,922	$100,000
Estimated fair value of beneficial conversion features and relative fair value of warrants issued with debt	$-	$79,167
Conversion of debt, accounts payable, and accrued interest for shares of common stock, net of rescinded shares	$1,014,864	$6,600
Common and preferred stock recorded as prepaid consulting for services	$239,964	$2,640,000
Mandatory redemption of warrant issued with debt	$-	$90,000
Reduction of stockholder note receivable with return of common stock	$-	$765,000
Derivative liability increased by debt discount	$261,750	$-
Reclassification of derivative to APIC	$74,000	$-
Transfer of debt and accrued interest between private parties	$110,947	$-
Common stock issued to officer for conversion of amounts due	$343,936	$-
Initial recording of derivative liability	$289,000	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2014 and 2013

NOTE 1 - DESCRIPTION OF BUSINESS

Organization

Wowio, LLC was formed on June 29, 2009 under the laws of Texas (“Wowio Texas”). On July 16, 2010, the Company converted to a C-corporation under the laws of Texas. Wowio, Inc. and its wholly owned subsidiary Carthay Circle Publishing (collectively, the “Company”, “we”, “our”, “Wowio”) is an emerging company in the creation, production, distribution and monetization of digital entertainment. We specialize in creating custom brand strategies to develop, produce, distribute and promote entertainment properties across multiple product lines and distribution channels, including our own websites, traditional media, social media and emerging technologies.

The Company operates in a rapidly changing technological and digital entertainment market and its activities are subject to significant risks and uncertainties, including failing to secure additional funding to further exploit the Company’s current technology and digital entertainment properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s consolidated financial statements. The consolidated financial statements and notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Basis of Presentation

These consolidated financial statements have been prepared using the basis of U.S. GAAP. The consolidated financial statements as of December 31, 2014 and December 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with U.S. GAAP. All adjustments are of a normal recurring nature.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification (“ASC”), thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, the Company adopted this standard as of June 30, 2014 and eliminated since inception information from its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

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

Occasionally, the Company sells download cards to retailers and directly to end customers, which are redeemable on its websites for content downloads over an established time frame. The Company records proceeds from the initial sale of the card to deferred revenue, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, and is recognized as revenue over the related download period, which approximates the usage period.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At December 31, 2014 and 2013, there were no uninsured amounts.

During the year ended December 31, 2014, one customer accounted for approximately 94% of revenues (see note 9).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods.

Significant estimates made by management include, among others, provisions for uncollectible note receivable, fair value of common stock and warrants issued, fair value of beneficial conversion features, fair value of derivative liabilities and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. U.S. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

The Company’s financial instruments consist of cash, note receivable, accounts payable, accrued expenses, notes payable, convertible notes payable and related party notes payable. The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found. Other than for convertible notes payable, the carrying value for all such instruments approximates fair value due to the short-term nature of the instruments.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the years ended December 31, 2014 and 2013, such costs totaled $96,670 and $7,707, respectively. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes under the provision of ASC 740. As of December 31, 2014 and December 31, 2013, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2014 and December 31, 2013, respectively and has not recognized interest and/or penalties in the consolidated statements of operations for the year ended December 31, 2014 and 2013. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as warrants outstanding during the period. Common stock equivalents from warrants and convertible notes payable were approximately 122,846,000 and 4,225,000 for the year ended December 31, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

Certain of the Company’s embedded conversion features on debt and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future using the Black-Scholes Merton option pricing model (“Black-Scholes”) (see Note 7). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at December 31, 2014.

NOTE 3 - GOING CONCERN

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

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company will need to secure additional funds through various means, including equity and debt financing, funding from a licensing arrangement or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. The Company intends to raise additional financing. Subsequent to year end, the Company entered into an agreement with Premier Venture Partners LLC for a $5 Million preferred equity investment commitment (See Note 13).

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - NOTE RECEIVABLE

On October 13, 2010, the Company entered into a secured note receivable with Top Cow Productions (“TCP”) for $175,000. Terms of the note required interest at the rate of 10% per annum and equal monthly installments of principal over twelve months beginning in May 2011 through April 2012. The note is secured by certain assets of TCP and individually by two owners of TCP. At December 31, 2014 and December 31, 2013, the balance of the note receivable was $195,678 and $182,371, respectively, including accrued interest receivable of approximately $62,678 and $49,371, respectively. The note is currently in default, but based on management’s assessment of the following factors, the Company believes that no impairment charge is necessary at December 31, 2014.

●	The Company held a security interest in the assets of TCP;

●	The Company received payments of $5,500 from TCP during 2013 and $4,900 during 2014; and

●	In 2013, the Company entered into an agreement with TCP in which TCP is to provide to the Company certain assets, including ownership of two separate 4 book comic book series and screenplay. The Company receives 70% of the future net revenues derived from these assets, with TCP retaining the remaining 30% as a participation fee. The Company believes the carrying value of the outstanding note receivable and accrued interest is recoverable through the projected undiscounted future cash flows of these assets obtained from TCP.

●	In January 2015, TCP provided the Company a feature film script, and fulfilled its obligations under the note receivable.

NOTE 5 - ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $81,171 and $155,617 were still outstanding at December 31, 2014 and December 31, 2013, respectively), including $794,518 of amounts owed to Brian Altounian (of which $0 and $72,764 were still outstanding at December 31, 2014 and December 31, 2013, respectively), the Company’s CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

Drunk Duck

On May 5, 2010, Wowio Texas entered into an asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of December 31, 2014, Platinum retained ownership of 6.5% of the assets, as a result of amounts owed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of December 31, 2014 and December 31, 2013.

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

 The Revolving Loan had a 6-month term that could be extended for 6 months at TCA’s discretion with a 4% renewal fee. The loan is collateralized by a security interest in all tangible and intangible assets of the Company. The fees incurred by the Company for this facility were as follows: (i) a 4% transaction advisory fee, (ii) an asset monitoring fee of $1,500, (iii) due diligence fee of $10,000, (iv) document review and legal fees of $12,500, and (v) $17,500 for a brokerage fee to TCAs financing partner. The total amount the Company incurred as initial financing fees was $53,225 and was recorded as debt issuance costs. During the year ended December 31, 2013 the Company amortized $24,394 to interest expense in the accompanying consolidated statement of operations. The Revolving Loan includes a minimum monthly fee of not less than 0.875% of the then applicable revolving loan commitment.

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant had an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. The Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause, with $60,000 still outstanding as of December 31, 2014.

The relative fair value of the warrants of $217,817 was treated as a discount and was amortized over the initial term of the Revolving Loan. The debt discount was fully amortized during 2013. During the year ended December 31, 2013 the Company amortized $90,758 to interest expense in the accompanying consolidated statement of operations.

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

The Revolving Loan contains financial covenants, which consist of: (1) positive EBITDA to be maintained at all times; (2) the Company shall have cash flow and revenue projections that are not less than 75% of the cash flow and revenue projections shown on the financial projections provided by the Company to TCA as part of TCA’s due diligence. As of November 19, 2013, the Company was not in compliance with all covenants associated with the Revolving Loan. The lender provided a notice of default, which indicated that effective March 21, 2013, the default interest rate of 18% would be in effect. Accrued interest related to the Revolving Loan of $7,348 is included in accounts payable and accrued expenses in the accompanying balance sheet as of December 31, 2013.

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

The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at December 31, 2014. The amount of principal due at December 31, 2014 and December 31, 2013 was $50,000 and $300,000, respectively. Accrued interest related to the Revolving Loan of $18,797 and $7,348 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively.

After payments to TCA of $200,000 in April 2014 and $50,000 in May 2014, the principal amount owed to TCA was $152,062 as of December 31, 2014, comprised of $50,000 in revolving loan and $60,000 in warrant liability and $42,062 in accrued interest and fees both included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at December 31, 2014.

Notes Payable – Related Parties

During 2011, the Company issued an aggregate of $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at December 31, 2014 and 2013 was $100,902 and $112,570, respectively. In August 2014, $11,668 in principal and $655 in interest was satisfied by a third party for shares of the Company’s common stock (See Note 8). Accrued interest of $7,458 and $5,713 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.

On January 17, 2012 and June 15, 2012, the Company issued $10,000 and $1,000, respectively, of notes payable to one employee. The notes matured on June 15, 2013 and accrue interest of 8% per year. In August 2014, the outstanding principal of $10,000 and interest of $1,961 was satisfied by a third party for shares of the Company’s common stock (See Note 8). There were no amounts due at December 31, 2014 with $10,000 in principal outstanding at December 31, 2013. Accrued interest of $1,565 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2013.

Notes Payable

Notes payable consist of the following at:

	December 31, 2014	December 31, 2013
Note payable to an individual, 12% interest rate, entered into in August 2011, satisfied by a third party in 2014	$-	$14,448
Note payable to an individual, 2% interest rate, entered into in November 2011, repaid in January 2014	-	20,000
Note payable to an individual, 8% interest rate, entered into in January 2012, satisfied by a third party in 2014	-	10,000
Secured note payable to am individual, 10% interest rate, entered into in December 2011, due June 20, 2015, as amended	100,000	100,000
Note payable to an individual, simple flat interest of $5,000, entered into in March 2013, repaid in January 2014	-	10,000
Secured note payable to an individual, 12% interest rate, entered into in September 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	25,000	50,000
Note payable to an individual, 12% interest rate, entered into in November 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	50,000	100,000
Note payable to an individual, flat interest of $20,000, entered into in April 2014, due on demand	450,000	-
Note payable to an individual, non-interest bearing, entered into in August 2014, due in August 2015	35,000	-
Notes payable to various individuals, 12% interest rate, entered into from August 2013 to January 2014, due one year from the borrowing date	16,000	225,500
Secured note payable to an individual, 12% interest rate, entered into in January 2014, due January 2015, net of discount of $634	299,366	-
Note payable to an individual, 8% interest rate, entered into in November 2014, due on demand	20,000	-
Note payable to an individual, 8% interest rate, entered into in October 2014, due on April 24, 2015, net of discount of $6,667	3,333	-
Note payable to an individual, flat interest of $9,000, entered into in December 2014, due on demand, net of discount of $7,830	17,400	-
	$1,016,099	$529,948

Less current portion	(1,016,099)	(529,948)
	$-	$-

On December 20, 2011, the Company issued a 10% senior secured promissory note (“Secured Note”) to an individual in the amount of $100,000 and was initially due in December 2012. The Secured Note is secured by all of the Company’s intangible assets. On February 14, 2013, the Company entered into a waiver and amendment #1 agreement to the Secured Note, extending the maturity date from December 20, 2012 to June 20, 2013. In connection with the waiver and amendment #1 agreement, the Company issued a warrant for the purchase of 200,000 shares of common stock with an exercise price of $0.15 per share that will expire in February 2016. The fair value of the warrant was approximately $380,000, which was computed using the Black-Scholes option pricing model with the following assumptions: (1) expected term of 3.0 years; volatility of 58.90%, discount rate of 0.42% and dividend rate of zero. In accordance with relevant accounting guidance, the Company determined that the issuance of the warrants met the requirement for debt extinguishment accounting. There was no gain or loss recognized in connection with the extinguishment. Since the warrant was issued in connection with a debt instrument, the Company recorded the relative fair value of the warrant of $79,167 as debt discount to be amortized over the life of the note. During the year ended December 31, 2013, the Company amortized $79,167 to interest expense in the accompanying consolidated statement of operations. In addition, the Company agreed to pay interest at 10% for the first 4 months and 15% for the following 12 months. In February 2014, the Company entered into a waiver and amendment #2 to this secured note extending the maturity date from June 20, 2013 to June 20, 2015.

On June 30, 2013 the Company retired two promissory notes, one for $75,000 dated January 22, 2013 and one for $25,000 dated February 21, 2013, with proceeds received from the exercise of 500,000 warrants.

In January 2014, the Company issued a secured promissory note to an individual in the amount of $300,000. The note bears interest at 12% annually, with minimum interest of $36,000 due by the maturity date of January 2015. In connection with this note, the Company issued the holder of the note a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. The relative fair value of the warrant of $15,190 is treated as a discount and is amortized over the life of the note. During the year ended December 31, 2014 the Company amortized $14,556 to interest expense in the accompanying consolidated statement of operations.

In April 2014, the Company issued a promissory note to an individual in the amount of $450,000. The note bears flat interest of $20,000 and was due in July 2014. In October 2014, the Company issued 2,000,000 shares of common stock to extend the due dates of this promissory note, along with two other notes to this individual, to January 2015 and March 2015. The estimated fair value of the 2,000,000 shares of common stock of $170,000 was computed based on stock price of $0.085 per share in accordance with the terms of the agreement and is included in loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2014 (see Note 8).

In June 2014, the Company amended certain notes payable to allow the note holders to convert any unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share, which was above the current market price of $0.01 per share. Accordingly, the Company recorded a beneficial conversion feature of $200,031 to be amortized over the life of the related notes payable. As of December 31, 2014, an aggregate of $212,000 in principal and $19,539 in accrued interest were converted into 463,078 shares of the Company’s common stock. The Company charged $200,031 to interest expense during the year ended December 31, 2014 in the accompanying consolidated statement of operations related to the amortization of the beneficial conversion feature.

During the year ended December 31, 2014 and 2013, the Company recorded the relative fair value of warrants and beneficial conversion features of $48,990 and $79,167, respectively, as debt discount to be amortized over the life of the respective debt instrument. During the year ended December 31, 2014 and 2013, the Company amortized $33,859 and $90,877, respectively, of debt discount to interest expense related to the Company’s notes payable in the accompanying consolidated statements of operations.

Accrued interest related to notes payable of $101,537 and $46,764 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.

Convertible Notes Payable

Convertible notes payable consist of the following at:

	December 31, 2014	December 31, 2013
Secured convertible note, 8% interest rate, entered into in March 2012, originally due September 2012 (modified from promissory note in July 2012), converted to common stock in April 2014	$-	$100,000
Secured convertible note, 10% interest rate, entered into in April 2012, converted to common stock in January 2014	-	10,000
Secured convertible notes, 10% interest rate, entered into on May 18, 2012, originally due May 18, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	45,000
Secured convertible note, 10% interest rate, entered into on May 22, 2012, originally due May 22, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	70,000
Secured convertible note, 10% interest rate, entered into in June 2012, originally due June 2013, with default interest rate of 15%, converted to common stock in January 2014	-	50,000
Secured convertible note, 10% interest rate, entered into in July 2012, originally due July 2013, with default interest of 15%, converted to common stock in April 2014	-	100,000
Secured convertible note, 10% interest rate, entered into on August 3, 2012, with default interest rate of 15%, converted to common stock in January 2014	-	10,000
Secured convertible note, 10% interest rate, entered into on August 8, 2012, originally due February 8, 2013, with default interest rate of 15%, converted to common stock in January 2014	-	25,000
Secured convertible note, 10% interest rate, entered into on September 2012, due September 2013, converted to common stock in January 2014	-	10,000
Secured convertible note, 8% interest rate, entered into on June 9, 2014, due March 12, 2015, now due on demand, net of debt discount of $24,565	-	-
Secured convertible note, 10% interest rate, entered into on August 1, 2014, due August 1, 2015, net of debt discount of $32,083	22,917	-
Secured convertible note, 10% interest rate, entered into on August 26, 2014, due August 26, 2015, net of debt discount of $37,102	17,898	-
Secured convertible note, 12% interest rate, entered into on August 29, 2014, due August 29, 2015, net of debt discount of $23,333	11,667	-
Convertible notes, interest rates of 8% to 12%, entered into in September 2014, due one year from issuance date	31,500	-
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due November 18, 2015	20,500	-
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due November 18, 2015, net of debt discount of $18,812	2,688	-
Secured convertible note, entered into on November 5, 2014, due January 10, 2015, now due on demand, net of debt discount of $5,812	1,738	-
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due December 15, 2015	50,000	-
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due December 15, 2015, net of debt discount of $38,333	1,667	-
	$160,575	$420,000
Less current portion	(160,575)	(420,000)
	$-	$-

On July 13, 2012, the Company entered into an addendum to modify the Promissory Note to include a conversion feature (“July Convertible Note”). The July Convertible Note was converted into shares of the Company’s common stock at a conversion price of $0.20 per share. The Promissory Note matured in September 2012. In accordance with applicable accounting guidance, this was treated as a debt extinguishment and the July Convertible Note was recorded as a new instrument. There was no gain or loss on the debt extinguishment. The BCF of $100,000, which was limited to the face amount of the note, was treated as a discount and was amortized over the remaining life of the note. During the year ended December 31, 2013 the Company amortized $8,334 to interest expense in the accompanying consolidated statement of operations.

During May and June 2012, the Company issued a series of 10% secured convertible notes (“May and June Convertible Notes”) to individuals in the aggregate amount of $171,000 that matured through June 2013 and are now due on demand. Net proceeds received from the Company amounted to $113,806 after deducting payments of $57,194 for outstanding accounts payable balances. The May and June Convertible Notes were convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The May and June Convertible Notes were secured by all of the Company’s intangible assets. The value of the BCF of $171,000, which was limited to the face amount of the May and June Convertible Notes, was treated as a discount to the May and June Convertible Notes and was amortized over the life of the May and June Convertible Notes. During the year ended December 31, 2013 the Company amortized $71,709 to interest expense in the accompanying consolidated statement of operations.

On August 3, 2012, the Company issued a 10% secured convertible note to an individual in the amount of $10,000, which was due in February 2013 and is now due on demand. The note was convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The convertible note was secured by all of the Company’s intangible assets. The BCF of $10,000 was treated as a discount and was amortized over the life of the note. During the year ended December 31, 2013 the Company amortized $1,667 to interest expense in the accompanying consolidated statement of operations.

On August 8, 2012, the Company issued a 10% secured convertible note (“August 2012 Convertible Note”) to an individual in the amount of $25,000, which was due in February 2013 and is now due on demand. The August 2012 Convertible Note was convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The August 2012 Convertible Note was secured by all of the Company’s intangible assets. The BCF of $25,000 was treated as a discount and was amortized over the life of the August 2012 Convertible Note. During the year ended December 31, 2013 the Company amortized $4,166 to interest expense in the accompanying consolidated statement of operations.

On September 24, 2012, the Company issued a 10% secured convertible note (“September 2012 Convertible Note”) to an individual in the amount of $10,000, which was due in September 2013 and is now due on demand. The September 2012 Convertible Note was convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. The September 2012 Convertible Note was secured by all of the Company’s intangible assets. The BCF of $10,000 was treated as a discount and was amortized over the life of the September 2012 Convertible Note. During the year ended December 31, 2013 the Company amortized $7,292 to interest expense in the accompanying consolidated statement of operations.

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,931 of accrued and unpaid interest into 1,279,655 shares of the Company’s common stock.

In April 2014, the holder of the remaining convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,806,771 shares of the Company’s common stock. Subsequently, in August 2014, the note holder reversed his decision and chose to receive his accrued and unpaid interest in cash. As a result, the Company issued the note holder a note payable for approximately $42,000 and cancelled the 306,771 common shares previously issued (See Note 8).

In June 2014, the Company entered into a convertible promissory note in the principal amount of $37,500 bearing interest at 8%, was due March 2015, now due on demand, which allows the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined) after 180 days.

During 2014, the Company entered into an aggregate of $409,594 in convertible promissory notes bearing interest at rates between 8% and 12%, due in one year. The convertible notes allow the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined). Certain of these convertible notes allow the lender to determine the timing of conversion, and as such the embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $251,750 to be recorded (See Note 7). The Company is amortizing the debt discount over the life of the corresponding convertible promissory notes. The amortization of the debt discount for these derivative instruments was $71,710 for year ended December 31, 2014. In connection with the conversion of debt that were treated as derivative instruments, the Company reclassified $74,000 to additional paid-in capital during the year ended December 31, 2014.

Accrued interest related to convertible notes payable of $8,768 and $68,161 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014, the Revolving Loan and a number of the outstanding related party notes payable, notes payable and convertible notes payable balances are delinquent. The Company is in negotiations with the note holders to amend the terms of the notes.

NOTE 7 - DERIVATIVE LIABILITIES

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

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. In addition, potentially in the future, the Company may have an insufficient number of available shares of common stock to settle outstanding contracts. Accordingly, the Company has estimated the fair value of these embedded conversion features, warrants, and derivatives related to the insufficient number of authorized shares to settle outstanding contracts using Black-Scholes with the following assumptions:

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

We currently have no reason to believe that future volatility over the expected remaining life of these warrants and embedded conversion features is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and embedded conversion features. The risk-free interest rate is based on U.S. Treasury securities consistent with the remaining term of the warrants and embedded conversion features.

During the year ended December 31, 2014, the Company has estimated the fair value of outstanding warrants related to the potential insufficient number of authorized shares to settle outstanding contracts of $289,000 as derivative liabilities with a corresponding debit to additional paid in capital.

During the year ended December 31, 2014, the Company issued an aggregate of $409,594 in principal of convertible notes payable at interest rates between 8% and 12% (See Note 6). Such convertible notes contained embedded conversion features in the Company’s own stock and have resulted in an initial derivative liability value of $550,000, a debt discount of $261,750 and interest expense of $63,250 being recorded by the Company.

During the year ended December 31, 2014 the Company recorded other expense of $227,000, related to the change in fair value of the warrants and embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2014:

2014
Annual dividend yield	0%
Expected life (years)	0.01 – 4.55
Risk-free interest rate	0.11% – 1.79%
Expected volatility	77.92%-361.69%

The level 3 carrying value as of December 31, 2014:

2014
Embedded Conversion Features	$992,000
Warrants	-
$992,000
Change in fair value	$227,000

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the year ended December 31:

2014
Balance as of January 1,	$-
Issuance of warrants and embedded conversion features	839,000
Extinguishment of derivatives	(74,000)
Change in fair value	227,000
Balance as of December 31,	$992,000

NOTE 8 - STOCKHOLDERS’ EQUITY

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

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the year ended December 31, 2014 and 2013, the Company amortized $29,219 and $29,220, respectively, in general and administrative expense in the accompanying consolidated statements of operations.

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

Common Stock

In February 2012, the Company issued 200,000 shares of common stock at a price of $3.00 per share for a value of $600,000 of advisory board services. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting and is to be amortized as compensation cost ratably over the service period of twelve months. The Company amortized $75,000 of compensation expense for the year ended December 31, 2013 which is included in general and administrative expenses in the accompanying consolidated statement of operations.

On June 19, 2012, the Company issued an aggregate of 500,000 shares of common stock at $3.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the year ended December 31, 2014 and 2013, the Company amortized $171,875 and $171,893, respectively, in general and administrative expense in the accompanying consolidated statements of operations.

On January 31, 2013, the Company entered into an agreement with a consultant to provide certain services, including financial management and strategy, establishing strategic partnerships, sales and marketing, business development services, and ongoing strategic business consulting as requested by the Company for a period of one year. In exchange, the Company issued the consultant 320,000 shares of common stock. The value of the shares was $640,000, which was computed based on 320,000 shares at $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $53,333 and $586,667, respectively, in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013.

On February 15, 2013, the Company entered into an agreement with a consultant to provide strategic planning services, business development introductions, and other consulting services to the Company for a period of one year. In exchange, the Company issued the consultant 1,000,000 shares of common stock. The value of the shares was $2,000,000, which was computed based on 1,000,000 shares at a $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $250,000 and $1,750,000, respectively, in general and administrative expenses in the accompanying consolidated statement of operations for the years ended December 31, 2014 and 2013.

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

On June 18, 2013, the Company issued a total of 285,000 shares of common stock, at a price of $2.00 per share, to employees as compensation for continuing to support the Company’s efforts. The Company recorded $570,000 related to these shares as compensation expense in the consolidated statement of operations for the year ended December 31, 2013.

During the year ended 2014, the Company entered into agreements with consultants to provide business development and other consulting services to the Company for a periods ranging from twelve to fifteen months. In exchange, the Company issued the consultants an aggregate of 2,066,444 shares of the Company’s common stock. The value of the shares was $239,964 upon grant, which was computed based on the shares issued at the closing price on the effective date of the related agreements. In accordance with the related accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the related service periods (through December 2015). The Company amortized 159,102 in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2014.

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

In April 2014, the holder of certain convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,806,771 shares of the Company’s common stock (See Note 6). Subsequently, in August 2014, the note holder reversed his decision and chose to receive his accrued and unpaid interest in cash. As a result, the Company issued the note holder a note payable for approximately $42,000 and cancelled the 306,771 common shares previously issued (See Note 6).

In June 2014, the holder of certain notes payable converted $212,000 in principal and $19,539 of accrued and unpaid interest into 463,078 shares of the Company’s common stock (See Note 6). Based on the fair value of the common stock on the measurement date, the Company recorded an additional $185,231 of interest expense due to the fair value of the shares being in excess of the amount of debt converted.

In July 2014, the Company issued 75,000 shares of common stock, at a price of $0.40 per share for cash proceeds of $30,000 to a third party investor.

In July and September 2014, the Company issued a total of 660,000 shares of common stock to employees as compensation for continuing to support the Company’s efforts. The Company recorded $72,500 of compensation expense based on the fair value of the shares on the measurement date in the consolidated statement of operations for the year ended December 31, 2014.

In August 2014, the holder of certain notes payable converted $21,668 in principal and $3,666 in accrued interest into 253,340 shares of the Company’s common stock (see Note 6). Based on the fair value of the common stock on the measurement date, the Company recorded an additional $63,335 of interest expense due to the fair value of the shares being in excess of the amount of debt converted.

In August 2014, the Company settled $343,936 in accrued expenses owed to its Chief Executive Officer by issuing him 1,000,000 shares of the Company’s common stock based on the fair value of the shares on the measurement date.

During October 2014, the Company issued an aggregate of 875,000 shares of its common stock, at a price of $0.04 per share for cash proceeds of $35,000 to two different third party investors.

During October 2014, the Company issued 2,000,000 shares of its common stock to an individual to extend the due dates of an aggregate of $600,000 in notes payable to January 2015 and March 2015 (see Note 6).

During October 2014, the Company issued and aggregate of 600,000 shares of its common stock to a third party investor in connection with the default provision associated with the note agreement. The Company recorded the aggregate amount of $238,000 as interest expense in the accompanying consolidated statement of operations (see Note 6).

During October, November and December 2014, the holders of certain notes payable converted $53,494 in principal and accrued and unpaid interest into 6,187,896 shares of the Company’s common stock (See Note 6).

During the year ended December 31, 2014, the Company issued an aggregate of 2,523,076 shares of its common stock to various individuals for consulting and other services rendered and for the conversion of various amounts due approximating to $677,000.

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

The following represents a summary of all common stock warrant activity for the year ended December 31, 2014:

	Outstanding Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2013 (2)	1,220,001	$0.16	$2,250,002
Grants	-	-
Exercised	(152,816)	0.15
Cancelled/Expired	-	-

Outstanding and exercisable at December 31, 2014 (2)	1,067,185	$0.16	$-

(1)	Represents the difference between the exercise price and the estimated fair value of the Company’s common stock at the end of the reporting period.

(2)	The common stock warrants outstanding and exercisable at December 31, 2014 and December 31, 2013 have a weighted-average contractual remaining life of 3.9 years and 4.55 years, respectively.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000 (See Note 6). In connection with this note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. As of December 31, 2014 all of these preferred stock warrants are outstanding.

The following table presents details of the assumptions used to calculate the grant date fair value using the Black-Scholes option-pricing model for preferred stock warrants granted by the Company (there were no common stock warrants granted by the Company during the year ended December 31, 2014):

	Year Ended
	December 31, 2014	December 31, 2013

Expected term (in years)	3	3
Expected volatility	25.65%	58.90%
Risk-free interest rate	0.78%	0.42%
Expected dividends	-	-
Grant date fair value per share	$0.64	$0.19

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company was party to a management fee agreement with Alliance Acquisition Corp. (“Alliance”). At December 31, 2014 and 2013, Brian Altounian (“Altounian”), CEO, owned approximately 34% of Alliance. Alliance provided the Company with general business support services, including, but not limited to, the following: providing executive and administrative level support, general office support, investor relations assistance, human resource assistance, financial and accounting assistance, legal support, office equipment and office space. From time to time Alliance would advance the Company capital and pay expenses on behalf of the Company. Additionally, from time to time, the Company would advance Alliance capital and pay expenses on behalf of Alliance. The monthly fee was $5,000 for the period from November 2011 through June 2013. Based on the decline in business and required support by the Company, the management fee was terminated effective July 1, 2013.

The following table summarizes the activity between the Company and Alliance during the year ended December 31, 2014:

Management fee payable – December 31, 2013	$30,330
Management fee	-
Advances to/payments on behalf of the Company	-
Payments to/on behalf of Alliance	(29,653)

Management fee payable - December 31, 2014	$677

Alliance and Altounian have ownership interests in Akyumen Technologies, Corp. (“Akyumen”). At December 31, 2014 and 2013, Alliance and Altounian owned less than 1% of Akyumen individually and collectively. During the year ended December 31, 2014, Akyumen provided certain software development and technology related services to the Company for $250,000. Such costs were expensed to general and administrative expense in the accompanying consolidated statement of operations. In addition, Akyumen engaged the Company for an advertising campaign on the Company’s websites. The advertising campaign was for $150,000 for the period April 1, 2014 through December 31, 2014. The Company recorded $150,000 in advertising revenue for the year ended December 31, 2014 in the accompanying consolidated statements of operations.

In August 2014, the Company settled $343,936 in accrued expenses owed to its Chief Executive Officer by issuing him 1,000,000 shares of the Company’s common stock based on the fair value of the shares on the measurement date.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

In addition, the Company was party to an employment agreement with its Chief Operating Officer, which was to expire in September 2016, with an automatic renewal period of two years unless otherwise terminated. The employment agreement required annual base salary payments of approximately $180,000 per year. In addition, the executive was entitled to bonuses in amounts based on various factors, including but not limited to the Company’s financial performance, amount of financing received and producer fee credits. Pursuant to the agreement, if the executive is terminated without cause, he was entitled to receive an amount equal to six months of his annual base salary. Effective on January 5, 2015, the Company’s Chief Operating Officer resigned.

Consulting Agreements

In May 2013, the Company entered into an agreement with a consultant to provide and arrange investor meetings to communicate key Company fundamentals, technical aspects and operations to potential retail investors and financial advisors, registered representatives and money managers. In exchange, the Company agreed to pay consultant a monthly fee of $8,500 and issue the consultant 50,000 shares of common stock. Both parties agreed that the consulting services would begin after the Company’s stock is available to retail investors. During June 2014, the Company issued the consultant the 50,000 shares of common stock with a value of $45,000 based on the current market price and capitalized this amount as part of prepaid consulting and other assets. The Company amortized $25,582 to general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2014.

In June 2014, the Company entered into an agreement with a consultant to provide business development and strategic business advisory services. In exchange, the Company agreed to pay consultant a monthly fee of $7,500 and issue the consultant 16,444 shares of common stock. During June 2014, the Company issued the consultant the 16,444 shares of common stock (see note 8) with a value of $14,964 based on the current market price and capitalized this amount as part of prepaid consulting and other assets. The Company amortized $8,302 to general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2014.

In October 2014, the Company entered into an agreement with a consultant to provide business development and strategic business advisory services. In exchange, the Company agreed to issue the consultant an aggregate of 8,000,000 shares of common stock. The shares are to be issued on October 6, 2014, January 1, 2015, April 1, 2015 and July 1, 2015 of 2,000,000 shares each. The initial 2,000,000 shares of common stock (see note 8) with a value of $180,000 based on the current market price $0.09 per share was capitalized as part of prepaid consulting and other assets. The Company amortized $96,000 to general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2014.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities include certain agreements with its officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with the Company’s acquisitions, the parties have agreed to indemnify each other from claims relating to the acquisition agreements. In connection with the Company’s publisher agreements, the parties have agreed to indemnify each other from certain claims relating to the agreements. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments we may be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Legal

In October 2013, a former employee filed a complaint against the Company and its CEO, seeking past due wages of $57,096, damages and attorney’s fees. The Company has accrued the amount of past due wages in its consolidated financial statements and although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not believe the ultimate resolution of this lawsuit will have an adverse material effect on the Company’s financial condition, results of operations or cash flows.

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 11 - INCOME TAXES

The Company is subject to taxation in the United States and California. The Company does not have any income tax provision for the years ended December 31, 2014 and 2013 due to current and historical losses.

The provision for income taxes using the statutory federal income tax rate of 34% as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2014	2013
Federal tax benefit at statutory rate	$(1,301,000)	$(1,631,000)
State tax benefit, net	-	(280,000)
Common stock issued for services	25,000	-
Loss on extinguishment of debt	134,000	-
Other differences	4,000	1,000
Change in valuation allowance	1,138,000	1,910,000

Provision for income taxes	$-	$-

At December 31, 2014 and 2013, the Company had a net deferred tax asset of approximately $8,973,000 and $7,539,000, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforwards	$7, 584,000	$6,135,000
Stock-based compensation	-	857,000
California franchise tax	(105,000)	(106,000)
Differences in tax basis	1,285,000	1,227,000
Accrued expenses and other	209,000	(574,000)

Total deferred tax assets	8,973,000	7,539,000

Less valuation allowance	(8,973,000)	(7,539,000)

Net deferred income tax asset	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,434,000 and $1,910,000 in 2014 and 2013, respectively.

As of December 31, 2014, the Company has net operating loss carry forwards to offset future federal taxable income of approximately $17,422,000 and state taxable income of approximately $18,783,000, which begin to expire in 2029.

The Company files tax returns with federal and state jurisdictions. The Company is no longer subject to IRS examinations for periods prior to 2011 or state examinations for periods prior to 2010 although certain carryforward attributes that were generated prior to such periods may still be adjusted by the IRS.

NOTE 12 – WITHHELD PAYROLL TAXES

Since its inception, the Company made several payments to employees for wages that were net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, the Company has recorded $345,214 and $181,771, related to this obligation in accrued compensation and related costs in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively, including estimated penalties and interest.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date and based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Subsequent to December 31, 2014, through April 10, 2015, the Company issued an aggregate of 4,608,242 shares of its common stock to various individuals for consulting fees and other services rendered amounting to $31,500.

Subsequent to December 31, 2014, through April 10, 2015, holders of certain convertible notes payable converted $177,901 in principal and accrued and unpaid interest into 339,596,577 shares of the Company’s common stock.

Subsequent to December 31, 2014, through April 10, 2015, the Company entered into convertible promissory notes in the aggregate principal amount of $173,000, bearing interest between 8% and 12%, which allows the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion prices (as defined).

On January 23, 2015, Mr. Altounian has agreed to accept 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages at the value of $0.0099 per share.

Equity Purchase Agreement

On April 2, 2015, the Company entered into the Equity Purchase Agreement with Premier Venture Partners, LLC. Pursuant to the terms and provisions of the Equity Purchase Agreement, for a period of forty-eight (48) months commencing on the execution date of the agreement. The Company will create a new series of Preferred Shares, Series C, as an obligation in this Agreement (the “Shares”). The Shares will be nonvoting, accrue dividends in Series C Shares at a rate of 8% per annum, and have a Liquidation Value of $1,000 plus accrued dividends. Premier Venture shall commit to purchase up to 5,000 of the Company’s Series C Preferred Shares, at a purchase price of $1,000 per share (subject to adjustment, as defined). The Company can make its first Purchase Request on the date that is the earlier to occur of the following: (i) the effective date of the Registration Statement (as defined below) and (ii) 192 days after the Execution Date. The Company shall issue to Premier Venture Partners 300 Series C Shares as Commitment Shares. In connection with the Equity Purchase Agreement, the Company entered into the Registration Rights Agreement with Premier Venture. Pursuant to the terms and provisions of the Registration Rights Agreement, the Company is obligated to use all commercially reasonable efforts to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission to cover the Shares within thirty (30) days from the date of execution of the Registration Rights Agreement. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the Securities and Exchange Commission.

Business Advisory & Consulting Agreement

On April 2, 2015, the Company entered into a Consulting agreement with Goldbird Limited (“Consultants”) for business advisory services over a one year term. The Company will create a new series of Preferred Shares, Series D, as an obligation in this Agreement (the “Preferred D Shares”). The Preferred D Shares will be non-voting and will have a conversion feature into shares of the Company’s Common Stock at a conversion price of $0.0001. As consideration for providing these consulting services over the one year term, the Company has agreed to issue 40,000 shares of Company’s Series D Preferred Shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 17, 2014, we engaged Hartley Moore Accountancy Corporation (“HM”) as our independent registered accounting firm. During our two most recent fiscal years and the subsequent interim period through the engagement of HM, we did not consult with HM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and HM did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive and financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2014:

1.	We had not effectively implemented comprehensive entity-level internal controls.

2.	We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

3.	We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff.

4.	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

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

Changes in internal controls

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our directors and executive officers. Each director serves until he or she is removed or resigns, or a successor is elected. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position
Brian Altounian	51	Chief Executive Officer, Treasurer and Chairman of Board of Directors
Robert H. Estareja	50	President
Zachary Pennington	39	Director

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

Robert H. Estareja. Robert H. Estareja has served as our President since February 1, 2015. Mr. Estareja has been the principal of Navitus Holdings Inc., a boutique mergers & acquisitions, corporate finance advisory firm from April 2010 to present. He is highly skilled at developing acquisition programs to increase revenue and build assets. His success comes from being professional and intuitive with the goal of “adding value” to his clients. Being an effective negotiator and closer has accomplished several financial goals for his clientele. Robert has been in the investment banking world for over 28 years with an emphasis on Mergers & Acquisitions and corporate finance, where he has participated in numerous deals ranging from small structured finance transactions to micro-cap mergers and acquisitions. Robert has been a trusted advisor to CEOs and CFOs of large and small cap companies as well as start-up and emerging businesses around the globe while forging a prominent reputation based on honesty, integrity and mutual respect. He brings a solid base of established personal contacts with major banks, insurance companies, pension funds, venture capitalists and wealthy private investors. Mr. Estareja was an advisor to a diversified, international investment management group with over $13 billion assets under management, where he spearheaded the group’s technology investments, strategic relationships and corporate development activities, a REIT that has over $3 billion in assets and a diversified insurance enterprise with over $1.3 billion in assets where he was engaged to increase revenues and build assets through mergers & acquisitions.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated:

On January 6, 2015, Mr. Altounian received a notice from California Department of Corporation to desist and refrain from offering and selling securities of Alliance Acquisitions, Inc. in the state of California, which includes an untrue statement of material fact or omits to state a material fact necessary in order to make the statement not misleading.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and any transactions in our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the years ended December 31, 2014 and 2013, for (i) our Chief Executive Officer, Brian Altounian, and (ii) our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2014 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Brian Altounian	2014	193,474	(1)	-	343,936	(5)	9,600	(4)	574,010
Chief Executive Officer, President	2013	41,667		-	-		9,600		51,267

Jacob Morris	2014	147,792		-	65,000	(6)	-		147,792
Chief Operating Officer	2013	25,000	(2)	-	500,000	(3)	-		525,000

(1) Mr. Altounian was appointed as our Chief Executive Officer on June 11, 2010. His base salary is $300,000 per year (as amended). These amounts represent the portion of his base salary that was paid during the 2014 and 2013 fiscal years. The remaining amounts payable under Mr. Altounian’s employment agreement were accrued. The Company currently has no plans or arrangements with respect to when and how such accrued compensation will be paid.

(2) Mr. Morris was appointed as our Chief Operating Officer on February 1, 2012. His base salary is $120,000 per year. This represents the portion of his base salary that was paid during the 2014 and 2013 fiscal years. The remaining amounts payable under Mr. Morris’s employment agreement were accrued. The Company currently has no plans or arrangements with respect to when and how such accrued compensation will be paid. On January 5, 2015, our Board of Directors accepted the resignation of Jacob Morris from his position as our Chief Operating Officer.

(3) Represents 250,000 shares of common stock valued at $2.00 per share. See note 8 to the accompanying consolidated financial statements.

(4) Represents amounts paid by the Company on behalf of Mr. Altounian for car allowance and health insurance premiums.

(5) Represents 1,000,000 shares of common stock to Mr. Altounian for accrued compensation in the amount of $343,936.

(6) Represents 650,000 shares of common stock valued at $0.10 per share. See note 8 to the accompanying consolidated financial statements.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreement with Brian Altounian.

Mr. Altounian has been employed with us since July 2009. On March 15, 2012, we entered into an employment agreement with Mr. Altounian as our Chief Executive Officer. Unless otherwise terminated, the employment agreement will renew for an additional two-year period following the expiration of the initial two year period. Pursuant to the employment arrangement, Mr. Altounian is entitled to an annual salary of $200,000 that shall be increased to $225,000 if the Company obtains financing of more than $2,500,000. Mr. Altounian is eligible to earn a performance bonus in the amount of 25% of his base salary. The bonus is only paid if the aggregate amount of the annual bonuses to be paid to all executives does not exceed 25% of the Company’s net profits for such calendar year. He is also entitled to a portion of any producer or executive fee, if any, that is earned through the production or sale of works developed by the Company (a “Producer Fee Pool Bonus”) so long as he remains employed through December 31st of the year in which the bonus is earned. For the years ended December 31, 2014 and 2013, we paid $0 on behalf of Mr. Altounian for health insurance premiums. In 2014 and in 2013, we provided Mr. Altounian with an automobile allowance of up to $800 per month. If Mr. Altounian’s employment is terminated without cause, we are required to pay him a severance payment equal to six months of his base salary. The agreement includes standard confidentiality and non-disclosure provisions, provisions relating to the assignment to us of patents and inventions and non-solicitation provisions.

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

On August 22, 2014, the Company entered into an amendment to its employment agreement, dated March 15, 2012, with Mr. Altounian Pursuant to the amendment, Mr. Altounian’s base salary was increased from $200,000 to $300,000.

On August 25, 2014, the Company issued 1,000,000 shares of common stock to Mr. Altounian for accrued compensation in the amount of $343,936.

Employment Agreement with Jacob Morris.

Mr. Morris had been employed with us since September 1, 2011. On March 29, 2012, we entered into a one year employment agreement with Mr. Morris as our Chief Operating Officer. Mr. Morris’s employment agreement provided an annual salary of $120,000 that was to be increased to $137,500 if the Company obtains financing of more than $2,500,000. Mr. Morris was eligible to earn a performance bonus in the amount of 10% of his base salary. The bonus was to only paid if the aggregate amount of the annual bonuses to be paid to all executive does not exceed 25% of the Company’s net profits for such calendar year. Mr. Morris was also entitled to a Producer Fee Pool Bonus so long as he remains employed through December 31st of the year in which the bonus is earned. If Mr. Morris’ employment is terminated without cause, we were required to pay him a severance payment equal to his monthly base salary for a period beginning on his termination date and ending on the earlier of April 1, 2013 or the sixth-month anniversary of his termination date. In 2012, we paid $1,205 on behalf of Mr. Morris for health insurance premiums.

On June 21, 2012, we issued 100,000 shares of common stock valued at $3.00 per share to Jacob Morris in connection with his employment agreement.

On June 18, 2013, we issued 250,000 shares of common stock valued at $2.00 per share to Jacob Morris in connection with his employment agreement.

On January 5, 2015, our Board of Directors accepted the resignation of Jacob Morris from his position as our Chief Operating Officer.

DIRECTOR COMPENSATION

We do not pay our directors cash fees for serving on our board of directors (the “Board”).

The following table sets forth director compensation for the year ended December 31, 2014 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Brian Altounian	-	-	-	-	-	-	-
Zachary Pennington	-	-	-	-	-	-	-

On October 31, 2012, we entered into an Amended and Restated Board of Directors Services Agreement with Zachary Pennington (the “Services Agreement”). Pursuant to the terms of the Services Agreement, the Company issued 85,000 shares of Series A Preferred Stock and 500,000 shares of common stock to Mr. Pennington for his services as a director. Mr. Pennington shall remain on the Board of Directors for at least the greater of any period of time: (a) specified in any other agreement or contract defining Mr. Pennington’s role as a member of the Board of Directors; (b) a period of 4 years from the date of the Services Agreement; or (c) so long as Mr. Pennington owns, directly or indirectly, at least 10% of the issued or outstanding equity stock in the Company. If Mr. Pennington resigns or is terminated as a director, all of his shares of Series A Preferred Stock shall be converted into shares of the Company’s common stock. On June 21, 2012, we issued 500,000 shares of common stock valued at $3.00 per share and 85,000 shares of Series A Preferred Stock valued at $3.00 per share to Zach Pennington as compensation for past performance and for Board services from June 30, 2012 to June 30, 2013 and in October 2012, this Board Agreement was extended to cover services through October 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of April 15, 2015 by:

●	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

●	Each person who beneficially owns outstanding shares of our preferred stock;

●	Each director;

●	Each named executive officer; and

●	All directors and officers as a group.

Name of Beneficial Owner(1)(2)	Number of Shares of Preferred Stock Beneficially Owned	Number of Shares of Common Stock Beneficially Owned	Total Number of Shares Beneficially Owned (2)	Percentage Owned of Preferred Stock (%)	Total Percentage Owned (%) (2)	Voting Interest based on 1:1 Conversion of Preferred Stock (%)(3)	Voting Interest based on 1:2 Conversion of Preferred Stock (%)(3)	Voting Interest Without Giving Effect to Conversion of Preferred Stock (%)(3)
Brian Altounian (4)	4,330,000	7,509,668	11,839,668	95.7%	3.0%	3.0%	4.1%	36.6%
Zach Pennington (6)	85,000	764,500	849,500	1.9%	0.2%	0.2%	0.2%	0.8%
Robert H. Estareja (7)	25,000	2,049,412	2,074,412	0.6%	0.5%	0.5%	0.5%	0.5%
All directors and named executive officers as a group 3 individuals)	4,440,000	10,323,580	14,763,580	98.1%	3.8%	3.8%	4.9%	38.0%
5% or More Shareholders
Carebourn Capital, L.P. (8)	-	36,791,139	36,791,139	-	9.5%	9.4%	9.3%	6.0%
Linda Engelsiepen (5)	85,000	767,000	852,000	1.9%	0.2%	0.2%	0.2%	0.8%

*Less than 1%

(1) Except as otherwise indicated, the address of the beneficial owner is c/o WOWIO, Inc., 626 North Doheny Drive, West Hollywood, CA 90069.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of April 15, 2015, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentage ownership in the following table is based on 386,174,772 shares of common stock outstanding as of April 15, 2015 plus, for each individual, any securities that individual has the right to acquire within 60 days of April 15, 2015.

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

(4) Brian Altounian is the trustee of several trusts and is deemed the beneficial owner of the shares owned by the trusts. Mr.Altounian is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 1,000,000 shares of common stock held by Mr. Altounian, (ii) 4,330,000 shares of common stock issuable upon conversion of 4,330,000 shares of Series A Preferred Stock held by Mr. Altounian, (iii) 4,644,000 shares of common stock held by The Brian Kenneth and Lora Ball Altounian, Altounian Family Trust dated November 17, 2010 (the “Altounian Family Trust”) for which he serves as a trustee, (iv) 1,275,000 1,270,000 shares of common stock held by Alliance Acquisitions, Inc., a company in which Mr. Altounian owns 35% and over which shares Mr. Altounian has shared voting and investment control; (v) 400,000 shares of common stock held by Lora Altounian, (vi) 97,334 shares of common stock held by Gabrielle Altounian, and (vii) 97,334 shares of common stock held by Jordan Altounian. This table assumes conversion of Series A Preferred Stock at a rate of 1 share of Series A Preferred Stock equaling 1 share of common stock. However, if all other holders of Series A Preferred Stock consent to any sale, transfer, exchange, distribution or other conveyance whether with or without consideration (a “Transfer”), then the Series A Preferred Stock would convert at a rate of 1 share of Series A Preferred Stock equaling 2 shares of common stock. If all holders of Series A Preferred Stock consent to a Transfer, Mr. Altounian’s Series A Preferred Stock would convert to 8,660,000 shares of common stock.

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

(7) Robert H. Estareja is the beneficial owner of 2,074,412 shares of common stock, which consists of 2,049,412 issued and outstanding shares of common stock, and 25,000 shares of common stock issuable upon conversion of 25,000 shares of Series A Preferred Stock. Mr. Estareja has the sole power to vote or to direct the vote and dispose or to direct the disposition of 2,049,412 shares of common stock. This table assumes conversion of Series A Preferred Stock at a rate of 1 share of Series A Preferred Stock equaling 1 share of common stock. However, if all other holders of Series A Preferred Stock consent to any Transfer, then the Series A Preferred Stock would convert at a rate of 1 share of Series A Preferred Stock equaling 2 shares of common stock. If all holders of Series A Preferred Stock consent to a Transfer, Mr. Estareja’s Series A Preferred Stock would convert to 50,000 shares of common stock.

(8) Carebourn Capital, L.P. is the beneficial owner of 20,690,000 shares of common stock. David McCarty has the sole power to vote or to direct the vote and dispose or to direct the disposition of 20,690,000 shares of common stock.

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

The Company has notes payable to related parties of $122,570 as of December 31, 2014, consisting of 8 notes issued to 7 former employees for accrued compensation. These notes carry an interest rate between 2.25% and 8.0% and were due between April 2012 and December 2012. These notes are in default.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time we do not have an “independent director” as that term is defined under the rules of the NASDAQ Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees billed or expected to be billed for professional services rendered by Hartley Moore Accountancy Corporation (“HM”), our current registered public accounting firm, and KMJ Corbin & Company LLP (“KMJ”), our former registered independent public accounting firm, for the years ended December 31, 2014 and 2013:

Fees	December 31, 2014	December 31, 2013
Audit fees	$36,750	$100,650
Audit – related fees	-	35,310
Tax fees	-	-
All other fees	-	-
Total	$36,750	$135,960

Audit fees. Audit fees represent fees for professional services performed for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements, including fees related to consents for registration statements.

Tax Fees. No tax compliance services.

All other fees. No other fees for 2014 or 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Formation and amendments thereto (1)

3.2	Certificate of Amendment to Certificate of Formation (2)

3.3	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock (2)

3.4	Bylaws (1)

10.1	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Brian Altounian dated as of March 15, 2012. (1)

10.2	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Jacob Morris dated as of March 29, 2012. (3)

10.3	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Linda Engelspien dated as of March 29, 2012. (3)

10.4	Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.5	Revolving Note between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.6	Security Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.7	Redeemable Warrant No. 1 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.8	Redeemable Warrant No. 2 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21,2012. (1)

10.9	Redeemable Warrant No. 3 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.10	Service Agreement, dated November 1, 2011, between WOWIO, Inc. and Alliance Acquisitions, Inc. (4)

10.11	Master Services Agreement by and between GHH Commerce, LLC and WOWIO, Inc. dated as of November 6, 2012 (3)

10.12	Advertising Publishing Agreement by and between Wowio, Inc. and GHH Commerce dated as of November 26, 2012. (3)

10.13	Advertising Agreement by and between Wowio, Inc. and GHH Commerce dated as of November 26, 2012. (3)

10.14	Amended and Restated Board Services Agreement between Wowio, Inc. and Zachary Pennington, dated as of October 31, 2012. (3)

10.15	Consulting Agreement, dated January 31, 2013 between Wowio, Inc. and Arthur Schwerzel (4)

10.16	Consulting Agreement, dated February 15, 2013 between Wowio, Inc. and Stern & Co. (4)

10.17	Warrant, dated December 15, 2010 (4)

10.18	Warrant, dated December 16, 2010 (4)

10.19	Warrant, dated April 17, 2012 (4)

10.20	Warrant, dated February 9, 2012 (4)

10.21	Warrant, dated December 20, 2011 (4)

10.22	Accounts Receivable Lending Agreement and Promissory Note, dated March 17, 2013 (4)

10.23	Senior Convertible Promissory Note, dated May 25, 2012 (4)

10.24	Senior Promissory Note, dated December 20, 2011 (4)

10.25	Senior Promissory Note, dated July 13, 2012 (4)

10.26	Senior Promissory Note, dated March 8, 2012 (4)

10.27	Senior Convertible Promissory Note, dated June 18, 2012 (4)

10.28	Waiver and Amendment #1 to Senior Promissory Note, dated February 14, 2013, between Wowio, Inc. and David McCarthy (4)

10.29	Purchase Agreement, dated December 12, 2012, between WOWIO, Inc. and Roger Mincheff (5)

10.30	Senior Promissory Note, dated September 10, 2013 (5)

10.31	Senior Promissory Note, dated August 30, 2013 (5)

10.32	First Amendment to Credit Agreement dated November 19, 2013 (6)

10.33	Replacement, Amended and Restated Note (6)

21.1	List of Subsidiaries (1)

31.1	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

WOWIO, INC.

Dated: April 24, 2015	By:	/s/ Brian Altounian
Brian Altounian
Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian Altounian	Chief Executive Officer, Chairman	April 24, 2015
Brian Altounian	(principal executive, financial and accounting officer)

/s/ Zachary Pennington	Director	April 24, 2015
Zachary Pennington

