Form 10-Q
period 2015-03-31
Wowio, Inc.
filed 2015-05-18
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the registrant’s common stock issued and outstanding as of May 15, 2015, was 966,014,552.

WOWIO, INC.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2015

2

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

WOWIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$-	$552
Current portion of prepaid expenses and other current assets	203,394	312,274
Total Current Assets	203,394	312,826

Prepaid consulting and other assets, net of current portion	128,394	167,578
Note receivable and accrued interest	-	195,678
Intangible assets	195,678	-

Total Assets	$527,466	$676,082

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,371,260	$1,287,413
Acquisition related liabilities	231,171	231,171
Related party payables	677	677
Accrued compensation and related costs	612,645	597,372
Revolving loan	50,000	50,000
Notes payable – related parties	100,902	100,902
Notes payable, net of debt discount of $4,956 and $15,131	938,454	1,016,099
Derivative liabilities	593,000	992,000
Convertible notes payable, net of debt discount of $194,839 and $180,040	215,280	160,575
Total Liabilities	4,113,389	4,436,209

Stockholders’ Deficit:
Series A preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; 4,750,000 and 500,000 shares issued and outstanding, respectively	475	50
Series B preferred stock, $0.0001 par value per share; 2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value per share; 4,000,000,000 shares authorized; 277,439,783 and 41,969,953 shares issued and outstanding, respectively	27,744	4,197
Additional paid in capital	25,162,089	24,721,034
Accumulated deficit	(28,776,231)	(28,485,408)

Total stockholders’ deficit	(3,585,923)	(3,760,127)
Total Liabilities and Stockholders’ Deficit	$527,466	$676,082

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended	For Three Months Ended
	March 31, 2015	March 31, 2014
Net sales	$25,407	$1,267

Cost of sales	3,598	9,133

Gross profit (loss)	21,809	(7,866)

Operating expenses:
General and administrative	436,315	941,834
Total operating expenses	436,315	941,834

Operating loss	(414,506)	(949,700)

Other income (expense)
Interest expense, net	(316,317)	(40,402)
Change in fair value of derivatives liabilities	898,000	-
Loss on extinguishment of debt	(458,000)	-
Other income (expense), net	123,683	(40,402)

Loss before income tax benefit	(290,823)	(990,102)

Income tax benefit, net	-	-

Net Loss	$(290,823)	$(990,102)

Basic and diluted net loss per common share	$(0.00)	$(0.04)

Weighted-average number of common shares outstanding - basic and diluted	107,825,525	23,488,173

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2015

	Preferred Series A		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2014	500,000	$50	41,969,953	$4,197	$24,721,034	$(28,485,408)	$(3,760,127)
Conversion of convertible notes payable and accrued interest into common stock	-	-	230,861,588	23,086	129,316	-	152,402
Common stock issued for services	-	-	4,608,242	461	31,039	-	31,500
Preferred stock issued for services	250,000	25	-	-	1,100	-	1,125
Preferred stock issued for settlement of accrued wages	4,000,000	400	-	-	39,600		40,000
Reclass of derivative liabilities for conversions of debt	-	-	-	-	240,000	-	240,000
Net loss	-	-	-	-	-	(290,823)	(290,823)
Balance as of March 31, 2015	4,750,000	$475	277,439,783	$27,744	$25,162,089	$(28,776,231)	$(3,585,923)

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(290,823)	$(990,102)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on note receivable	-	(3,279)
Estimated fair value of preferred and common stock issued for services	33,025	-
Change in fair value of derivative liabilities	(898,000)	-
Excess interest expense of derivative instruments	138,500	-
Amortization of prepaid consulting	149,264	353,607
Loss on extinguishment of debt	458,000	-
Amortization of debt discount and debt issuance costs	138,747	3,165
Changes in operating assets and liabilities:	-	-
Prepaid consulting and other assets	(1,200)	-
Accounts payable and accrued expenses	106,382	404,386
Related party payables	-	(22,411)
Accrued compensation and related costs	54,873	-
Acquisition related liabilities	-	(37,664)
Net cash used in operating activities	(111,232)	(292,298)

Cash Flows from Financing Activities
Principal payments on notes payable	(16,820)	(30,000)
Proceeds from the issuance of notes payable	-	305,000
Proceeds from the issuance of convertible notes payable, net of fees	127,500	-
Proceeds from the issuance of common stock	-	25,000

Net cash provided by financing activities	110,680	300,000

Net change in cash	(552)	7,702

Cash at beginning of period	552	943

Cash at end of period	$-	$8,645

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$11,072

Supplemental disclosure of non-cash investing and financing activities:
Exercise of warrant in settlement of notes/accounts payable	$-	$22,922
Preferred stock issued for settlement of accrued wages	$40,000	$-
Debt issuance costs and debt discounts	$159,130	$-
Reclass of derivative liabilities for conversions of debt	$240,000	$-
Reassignment of amounts from notes payable to convertible notes payable	$66,300	$-
Estimated fair value of beneficial conversion features and relative fair value of warrants issued with debt	$-	$15,190
Conversion of debt and accrued interest for shares of common stock	$152,402	$255,931

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2015

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

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements and the interim unaudited condensed consolidated financial statements as of March 31, 2015 and 2014 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three months ended March 31, 2015 and 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2015, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 29, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

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

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At March 31, 2015 and December 31, 2014, there were no uninsured amounts.

During the three months ended March 31, 2015, one customer accounted for approximately 98% of revenues.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods.

Significant estimates made by management include, among others, provisions for uncollectible note receivable, fair value of common stock and preferred stock issued, fair value of beneficial conversion features, fair value of derivative liabilities and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible note and warrant liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes and warrant liabilities.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the three months ended March 31, 2015 and 2014, such costs totaled $540 and $1,094, respectively. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes under the provision of ASC 740. As of March 31, 2015 and December 31, 2014, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of March 31, 2015 and December 31, 2014 and has not recognized interest and/or penalties in the consolidated statements of operations for the three months ended March 31, 2015 and 2014. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as warrants outstanding during the period. Common stock equivalents from warrants and convertible notes payable were approximately 2,463,805,012 and 3,009,000 for the three months ended March 31, 2015 and 2014, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

Certain of the Company’s embedded conversion features on debt and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future using the Black-Scholes Merton option pricing model (“Black-Scholes”) (see Note 7). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at March 31, 2015.

NOTE 3 - GOING CONCERN

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

NOTE 4 - INTANGIBLE ASSET

On October 13, 2010, the Company entered into a secured note receivable with Top Cow Productions (“TCP”) for $175,000. Terms of the note required interest at the rate of 10% per annum and equal monthly installments of principal over twelve months beginning in May 2011 through April 2012. The note is secured by certain assets of TCP and individually by two owners of TCP. As of March 31, 2015 and December 31, 2014, the balance of the note receivable was $0 and $195,678, respectively, including accrued interest receivable of approximately $0 and $62,678, respectively.

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

The Company has capitalized the costs of bringing this production to market in accordance with ASC 926, “Entertainment – Films.”

NOTE 5 - ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $81,171 was still outstanding as of March 31, 2015 and December 31, 2014), including $794,518 of amounts owed to Brian Altounian (which was fully paid or settled as of December 31, 2014) the Company’s CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

Drunk Duck

On May 5, 2010, Wowio Texas entered into an asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of March 31, 2015, Platinum retained ownership of 6.5% of the assets, as a result of amounts owed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of March 31, 2015 and December 31, 2014.

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

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant had an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. The Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause, with $60,000 still outstanding as of March 31, 2015.

The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at March 31, 2015. The amount of principal due as of March 31, 2015 and December 31, 2014 was $50,000. Accrued interest and fees related to the Revolving Loan of $44,281 and $18,797 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

Notes Payable – Related Parties

During 2011, the Company issued an aggregate of $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at March 31, 2015 and December 31, 2014 was $100,902. Accrued interest of $8,018 and $7,458 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

Notes Payable

Notes payable consist of the following at:

	March 31, 2015	December 31, 2014
Secured note payable to an individual, 10% interest rate, entered into in December 2011, due June 20, 2015, as amended	50,000	100,000
Secured note payable to an individual, 12% interest rate, entered into in September 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	25,000	25,000
Note payable to an individual, 12% interest rate, entered into in November 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	50,000	50,000
Note payable to an individual, flat interest of $20,000, entered into in April 2014, due on demand	450,000	450,000
Note payable to an individual, non-interest bearing, entered into in August 2014, due in August 2015	35,000	35,000
Notes payable to various individuals, 12% interest rate, entered into from August 2013 to January 2014, due on demand	5,000	16,000
Secured note payable to an individual, 12% interest rate, entered into in January 2014, due on demand	290,000	299,366
Note payable to an individual, 8% interest rate, entered into in November 2014, due on demand	20,000	20,000
Note payable to an individual, 8% interest rate, entered into in October 2014, now due on demand, net of discount of $1,667 and $6,667, respectively	8,333	3,333
Note payable to an individual, flat interest of $9,000, entered into in December 2014, due on demand, net of discount of $3,289 and $7,830, respectively	5,121	17,400
	$938,454	$1,016,099

Less current portion	(938,454)	(1,016,099)
	$-	$-

On December 20, 2011, the Company issued a 10% senior secured promissory note (“Secured Note”) to an individual in the amount of $100,000 and was initially due in December 2012. The Secured Note is secured by all of the Company’s intangible assets. On February 14, 2013, the Company entered into a waiver and amendment #1 agreement to the Secured Note, extending the maturity date from December 20, 2012 to June 20, 2013. In February 2014, the Company entered into a waiver and amendment #2 to this Secured Note extending the maturity date from June 20, 2013 to June 20, 2015. In February 2015, $25,000 of the note was transferred to a third party as a convertible note. In March 2015, additional $25,000 of the note was assigned to a third party as a convertible note. See note 7 for discussion of loss an debt extinguishment.

In January 2014, the Company issued a secured promissory note to an individual in the amount of $300,000. The note bears interest at 12% annually, with interest of $43,200 due on demand. In March 2015, $10,000 of the note was assigned to a third party as a convertible note. See note 7 for discussion of loss an debt extinguishment.

In connection with this note, the Company issued the holder of the note a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. The relative fair value of the warrant of $15,190 was treated as a discount and was amortized over the life of the note. During the three months ended March 31, 2015 the Company amortized the remaining balance of $634 to interest expense in the accompanying condensed consolidated statement of operations.

In April 2014, the Company issued a promissory note to an individual in the amount of $450,000. The note bears flat interest of $20,000 and was due in July 2014. In October 2014, the Company issued 2,000,000 shares of common stock to extend the due date of this promissory note, along with two other notes to this individual, to January 2015 and March 2015. The estimated fair value of the 2,000,000 shares of common stock of $170,000 was computed based on stock price of $0.085 per share in accordance with the terms of the agreement and was treated as a loss on debt extinguishment in accordance with relevant accounting guidance.

Accrued interest related to notes payable of $119,703 and $101,537 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

Convertible Notes Payable

Convertible notes payable consist of the following at:

	March 31, 2015		December 31, 2014
Secured convertible note, 8% interest rate, entered into on June 9, 2014, fully converted into common stock, net of discount of $24,565 as of December 31, 2014		-		-
Secured convertible note, 10% interest rate, entered into on August 1, 2014, due August 1, 2015, net of debt discount of $6,146 and 32,083, respectively		11,316		22,917
Secured convertible note, 10% interest rate, entered into on August 26, 2014, due August 26, 2015, net of debt discount of $22,917 and $37,102, respectively		32,083		17,898
Secured convertible note, 12% interest rate, entered into on August 29, 2014, due August 29, 2015, net of debt discount of $12,104 and 23,333, respectively		16,863		11,667
Convertible notes, interest rates of 8% to 12%, entered into in September 2014, due one year from issuance date		31,500		31,500
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due November 18, 2015		5,200		20,500
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due November 18, 2015, net of debt discount of $13,437 and $18,812, respectively		8,063		2,688
Secured convertible note, entered into on November 5, 2014, due January 10, 2015, now due on demand, net of debt discount of $5,812 as of December 31, 2014		-		1,738
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due December 15, 2015, net of debt discount of $23,516 and $38,333, respectively		18,084		11,667
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due December 15, 2015		40,000		40,000
Secured convertible note, 12% interest rate, entered into on January 7, 2015, due January 7, 2016, net of debt discount of $36,000		18,000		-
Secured convertible note, 0% interest rate, entered into on February 7, 2015, due August 19, 2015, net of debt discount of $1,875		625		-
Secured convertible note, 8% interest rate, entered into on February 4, 2015, due February 4, 2016, net of debt discount of $24,621		2,879		-
Secured convertible note, 12% interest rate, entered into on February 20, 2015, due November 20, 2015, net of debt discount of $25,417		5,083		-
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due December 16, 2015, net of debt discount of $28,806		1,694		-
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due December 16, 2015		16,029		-
Secured convertible note, 8% interest rate, entered into on March 22, 2015, due March 12, 2016		7,861		-
		$215,280		$160,575
Less current portion		(215,280)		(160,575)
	$		$

During three months ended March 31, 2015, various holders of convertible note payable converted $147,296 in principal and $5,106 of accrued and unpaid interest into 230,861,588 shares of the Company’s common stock.

During three month ended March 31, 2015, the Company entered into an aggregate of $127,500 in convertible promissory notes bearing interest at rates between 8% and 12%, due in one year, net of fees approximating $17,500. The convertible notes allow the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined). Certain of these convertible notes allow the lender to determine the timing of conversion, and as such the embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $142,500 to be recorded (See Note 7). The Company is amortizing the debt discount over the life of the corresponding convertible promissory notes. The amortization of the debt discount for these derivative instruments was $27,718 for three months ended March 31, 2015. In connection with the conversion of debt that were treated as derivative instruments, the Company reclassified $240,000 to additional paid-in capital during the three months ended March 31, 2015.

Accrued interest related to convertible notes payable of $16,905 and $8,768 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the Revolving Loan and a number of the outstanding related party notes payable, notes payable and convertible notes payable balances are delinquent. The Company is in negotiations with the note holders to amend the terms of the notes.

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

During the three months ended March 31, 2015, the Company issued an aggregate of $217,600 in principal of convertible notes payable (includes reassignments of debt) at interest rates between 8% and 12% (See Note 6). Such convertible notes contained embedded conversion features in the Company’s own stock and have resulted in an initial derivative liability value of $739,000, which consisted of $458,000 of loss on debt extinguishment, $142,500 of debt discount and $138,500 of excess interest expense.

During the three months ended March 31, 2015 the Company recorded other gain of $898,000, related to the change in fair value of the warrants and embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of March 31, 2015:

March 31, 2015
Annual dividend yield	0%
Expected life (years)	0.07 – 4.05
Risk-free interest rate	0.02% – 1.42%
Expected volatility	139.52%-446.40%

The level 3 carrying value as of March 31, 2015:

March 31, 2015
Embedded Conversion Features	$593,000
Warrants	-
$593,000
Change in fair value	$(898,000)

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the as of March 31, 2015:

March 31, 2015
Balance as of January 1, 2015	$992,000
Issuance of warrants and embedded conversion features	739,000
Extinguishment of derivatives	(240,000)
Change in fair value	(898,000)
Balance as of March 31, 2015	$593,000

NOTE 8 - STOCKHOLDERS’ EQUITY

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

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three months ended March 31, 2015 and 2014, the Company amortized $7,305 in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

On January 27, 2015, the Company issued the CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital in the accompanying condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2015.

On February 6, 2015, the Company issued a consultant 250,000 shares of Series A Preferred Stock of the Company for service provided. The shares were valued based on the market price of the equivalent number of common shares on date of issuance of $0.0045 per share or $1,125.

Common Stock

On March 20, 2015 the Board of Directors of the Company unanimously adopted resolutions approving an increase in the number of authorized shares of our common stock, par value $0.0001 per share, to a total of 4,000,000,000 authorized shares.

On June 19, 2012, the Company issued an aggregate of 500,000 shares of common stock at $3.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three months ended March 31, 2015 and 2014, the Company amortized $42,969, in general and administrative expense in the accompanying condensed consolidated statements of operations.

On January 31, 2013, the Company entered into an agreement with a consultant to provide certain services, including financial management and strategy, establishing strategic partnerships, sales and marketing, business development services, and ongoing strategic business consulting as requested by the Company for a period of one year. In exchange, the Company issued the consultant 320,000 shares of common stock. The value of the shares was $640,000, which was computed based on 320,000 shares at $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0 and $53,333, respectively, in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.

On February 15, 2013, the Company entered into an agreement with a consultant to provide strategic planning services, business development introductions, and other consulting services to the Company for a period of one year. In exchange, the Company issued the consultant 1,000,000 shares of common stock. The value of the shares was $2,000,000, which was computed based on 1,000,000 shares at a $2.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0 and $250,000, respectively, in general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2015 and 2014.

During the year ended December 31, 2014, the Company entered into agreements with consultants to provide business development and other consulting services to the Company for a periods ranging from twelve to fifteen months. In exchange, the Company issued the consultants an aggregate of 2,066,444 shares of the Company’s common stock. The value of the shares was $239,964 upon grant, which was computed based on the shares issued at the closing price on the effective date of the related agreements. In accordance with related accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the related service periods (through December 2015). The Company amortized $98,991 in general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2015.

During three month ended March 31, 2015, various holders of convertible note payable converted $147,296 in principal and $5,106 of accrued and unpaid interest into 230,861,588 shares of the Company’s common stock (see note 6).

During the three months ended March 31, 2015, the Company issued an aggregate of 4,608,242 shares of its common stock to various individuals for consulting and other services rendered in the aggregate amount of $31,500.

Warrants

The following represents a summary of all common stock warrant activity for the three months ended March 31, 2015:

	Outstanding Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2014 (2)	1,067,185	$0.16	$2,250,002
Grants	-	-
Exercised	-	-
Cancelled/Expired	-	-

Outstanding and exercisable at March 31, 2015 (2)	1,067,185	$0.16	$-

(1)	Represents the difference between the exercise price and the estimated fair value of the Company’s common stock at the end of the reporting period.

(2)	The common stock warrants outstanding and exercisable as of March 31, 2015 and December 31, 2014 have a weighted-average contractual remaining life of 3.3 years and 3.9 years, respectively.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000 (See Note 6). In connection with this note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. As of March 31, 2015, all of these preferred stock warrants are outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company was party to a management fee agreement with Alliance Acquisition Corp. (“Alliance”). At March 31, 2015, Brian Altounian (“Altounian”), CEO, owned approximately 34% of Alliance. Alliance provided the Company with general business support services, including, but not limited to, the following: providing executive and administrative level support, general office support, investor relations assistance, human resource assistance, financial and accounting assistance, legal support, office equipment and office space. From time to time Alliance would advance the Company capital and pay expenses on behalf of the Company. Additionally, from time to time, the Company would advance Alliance capital and pay expenses on behalf of Alliance. The monthly fee was $5,000 for the period from November 2011 through June 2013. Based on the decline in business and required support by the Company, the management fee was terminated effective July 1, 2013.

The following table summarizes the activity between the Company and Alliance during the three months ended March 31, 2015:

Management fee payable – December 31, 2014	$667
Management fee	-
Advances to/payments on behalf of the Company	-
Payments to/on behalf of Alliance	-

Management fee payable - March 31, 2015	$677

Alliance and Altounian have ownership interests in Akyumen Technologies, Corp. (“Akyumen”). At March 31, 2015 and December 31, 2014, Alliance and Altounian owned less than 1% of Akyumen individually and collectively. During the three months ended March 31, 2015, Akyumen provided certain software development and technology related services to the Company for $250,000. Such costs were expensed to general and administrative expense in the accompanying consolidated statement of operations. In addition, Akyumen engaged the Company for an advertising campaign on the Company’s websites. The advertising campaign was for $150,000 for the period April 1, 2014 through March 31, 2015. The Company recorded $25,000 in advertising revenue for the three months ended March 31, 2015 in the accompanying consolidated statements of operations.

On January 27, 2015, the Company issued the CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital in the accompanying condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2015.

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

NOTE 12 – WITHHELD PAYROLL TAXES

Since its inception, the Company made several payments to employees for wages that were net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, the Company has recorded $346,096 and $345,214, related to this obligation in accrued compensation and related costs in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, including estimated penalties and interest.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date and based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Subsequent to March 31, 2015, through May 15, 2015, holders of certain convertible notes payable converted $70,420 in principal and accrued and unpaid interest into 688,574,769 shares of the Company’s common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report contains forward-looking statements. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, uncertainty regarding expansion or other corporate transactions and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our other publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this quarterly report. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the three months ended March 31, 2015 and 2014.

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

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible note and warrant liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes and warrant liabilities.

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

Income Taxes

We account for income taxes under the provision of ASC Topic 740. As of March 31, 2015 and December 31, 2014, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, and have not recognized interest and/or penalties in the statements of operations for each of the years then ended. The Company is subject to taxation in the United States, Texas and California.

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

Results of Operations

Three months ended March 31, 2015 Compared to Three months ended March 31, 2014

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales increased by $24,140 or 1905% from $1,267 during the three months ended March 31, 2014 to $25,407 for the three months ended March 31, 2015. Our revenues were from sales of eBooks generated through our website resulting in revenues of $308 for the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2015; a increase in advertising revenue from $959 for the three months ended March 31, 2014 to $25,407 for the three months ended March 31, 2015. Cost of sales decreased by $1,966 or 18% from $9,133 for the three months ended March 31, 2014, as compared to $3,595 for the three months ended March 31, 2015. Our overall gross profit increased by $29,675 from a gross loss of $7,866 for the three months ended March 31, 2014 as compared to a gross profit of $21,809 for the three months ended March 31, 2015.

Our total operating expenses were $414,506 during the three months ended March 31, 2015, a decrease of $535,194 or 56%, as compared to $949,700 for the three months ended March 31, 2014.

Other expenses decreased by $164,085 from $40,402 for the three months ended March 31, 2014, to other income $123,683 for the three months ended March 31, 2015 due to gain from a change in fair value of derivative liabilities of $898,000, an interest expense of $316,317, and loss on extinguishment of debt of $458,000.

There was no income tax benefit or provision during the three months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

We had cash of $0 and $552 as of March 31, 2015 and December 31, 2014, respectively.

We used cash of $111,232 in our operating activities during the three months ended March 31, 2015. Non-cash adjustments included $149,264 related to amortization of prepaid consulting, $0 related to the amortization of beneficial conversion features, debt discount and debt issuance costs, and the change in fair value of derivatives of $898,000. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $106,382 and a decrease in prepaid consulting and other current assets of $1,200. We used cash of $292,298 in our operating activities during the three months ended March 31, 2014. Non-cash adjustments included $353,607 related to the amortization of prepaid consulting, $3,165 related to the amortization of debt discount and debt issue costs, and interest earned on notes receivable of $13,482. Changes in operating assets and liabilities consist of increases in accounts payable and accrued expenses of $404,386 and an decrease in related party payables of $22,411. We decreased related liabilities by $37,664.

We had cash provided by investing activities of $0 during the three months ended March 31, 2015 and 2014.

Our financing activities provided cash of $110,680 during the three months ended March 31, 2015 compared to $300,000 during the same period in 2014. Cash provided by financing activities during the three months ended March 31, 2015, reflect net proceeds from the issuance of notes and convertible notes payable of $127,500, offset by principal payments on notes payable of $16,820. Cash provided by financing activities during the three months ended March 31, 2014, reflect net proceeds from the sale of common stock of $25,000, net proceeds from the issuance of notes payable of $305,000, offset by principal payments on notes payable of $30,000.

As of March 31, 2015, we had an accumulated deficit of approximately $28,000,000. Management anticipates that future operating results will continue to be subject to many of the expenses, delays and risks inherent in the establishment of an early stage business enterprise, many of which we cannot control.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We cannot provide assurance that we will obtain sufficient funding from financing or operating activities to support continued operations or business deployment.

Since our inception we have reported net losses, including losses of $290,823 and $990,102 during the three months ended March 31, 2015 and 2014, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful revenues from operations. At March 31, 2015, our accumulated deficit was approximately $28 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures are not effective, due to the deficiencies in our internal controls over financial reporting described below.

●	We had not effectively implemented comprehensive entity-level internal controls.

●	We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

●	We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff.

●	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Wowio, Inc.

Date: May 18, 2015	By:	/s/ Brian Altounian
Brian Altounian
Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)

