Form 10-Q
period 2015-06-30
Wowio, Inc.
filed 2015-09-03
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-55220

WOWIO, INC.
(Exact name of registrant as specified in its charter)

Texas	27-2908187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9107 Wilshire Blvd., Suite 450
Beverly Hills, California	90210
(Address of principal executive offices)	(zip code)

(310) 272-7988

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the registrant’s common stock issued and outstanding as of August 25, 2015, was 1,001,054,486.

WOWIO, INC.

Form 10-Q

For the Fiscal Quarter Ended June 30, 2015

2

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

WOWIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	December 31,
	(Unaudited)	2014
Assets
Current Assets
Cash	$1,936	$552
Current portion of prepaid expenses and other current assets	203,394	312,274
Total Current Assets	205,330	312,826

Prepaid consulting and other assets, net of current portion	67,032	167,578
Note receivable and accrued interest	—	195,678
Intangible assets	195,678	—

Total Assets	$468,040	$676,082

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expense	$1,379,467	$1,287,413
Acquisition related liabilities	231,025	231,171
Related party payable	677	677
Accrued compensation and related costs	680,145	597,372
Revolving loan	50,000	50,000
Notes payable – related parties	100,902	100,902
Notes payable, net of debt discount of $0 and $15,131	902,930	1,016,099
Derivative liabilities	803,000	992,000
Convertible notes payable, net of debt discount of $151,554 and $180,040	284,616	160,575
Total Liabilities	4,432,762	$4,436,209

Commitments and contingencies	—	—

Stockholders’ Deficit:
Series A preferred stock, $0.0001 par value;	475	50
5,000,000 shares authorized; 4,750,000 and 500,000 shares issued and outstanding, respectively
Series B preferred stock, $0.0001 par value;	—	—
2,000,000 shares authorized; 0 shares issued and outstanding
Series D preferred stock, $0.00001 par value;	—	—
4 shares authorized; 4 and 0 shares issued and outstanding, respectively
Common stock, $0.00001 par value;	10	—
5,000,000,000 shares authorized; 1,011,365 and 32,285 shares issued and outstanding, respectively
Additional paid in capital	25,495,684	24,725,231
Accumulated deficit	(29,460,891)	(28,485,408)

Total stockholders’ deficit	(3,964,722)	(3,760,127)
Total Liabilities and Stockholders’ Deficit	$468,040	$676,082

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended	For Three Months Ended	For Six Months Ended	For Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net sales	$—	$51,042	25,407	$52,309

Cost of sales	580	10,151	4,178	19,284

Gross profit (loss)	(580)	40,891	21,229	33,025

Operating expenses:
General and administrative	461,652	449,238	897,967	1,388,662
Total operating expenses	461,652	449,238	897,967	1,388,662

Operating loss	(462,232)	(408,347)	(876,738)	(1,355,637)

Other Income (expense)
Interest expense, net	(345,563)	(255,140)	(661,880)	(295,542)
Gain on settlement of accrued expense	67,135	—	67,135	—
Gain on change in fair value of derivatives liabilities	177,000	—	1,075,000	—
Loss on extinguishment of debt	(121,000)	—	(579,000)	—
Other expense, net	(224,428)	(255,140)	(98,745)	(295,542)

Loss before income tax benefit	(684,660)	(663,487)	(975,483)	(1,651,179)

Income tax benefit, net	—	—	—	—

Net Loss	(684,660)	$(663,487)	(975,483)	$(1,651,179)

Basic and diluted net loss per common share	$(0.96)	$(34.21)	$(2.43)	$(88.16)

Weighted-average number of common shares outstanding - basic and diluted	713,610	19,395	400,618	18,729

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For The Six Months Ended June 30, 2015

	Preferred Series A		Preferred Series B		Preferred Series D		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2014	500,000	50	—	$—	—	$—	41,969,953	$4,197	$24,721,034	$(28,485,408)	$(3,760,127)
Conversion of convertible notes payable and accrued interest into common stock	—	—					1,268,196,875	126,820	108,443	—	235,263
Common stock issued for debt	—	—					4,608,242	461	31,039	—	31,500
Preferred stock issued for cash	—	—	—	—	—	—	—	—	—		—
Preferred stock issued for services	250,000	25					—	—	1,100		1,125
Preferred stock issued for settlement of accrued wages	4,000,000	400			4		—	—	49,600		50,000
Reclass of derivative liabilities for conversions of debt							—	—	453,000		453,000
1:1300 reverse stock split adjustment	—	—					(1,313,763,705)	(131,468)	131,468	—	—
Net loss	—	—					—	—	—	(975,483)	(975,483)
Balance as of June 30, 2015	4,750,000	$475	—	$—	4	$—	$1,011,365	$10	$25,495,684	$(29,460,891)	$(3,964,722)

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	(975,483)	(1,651,179)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on note receivable	—	(6,595)
Estimated fair value of preferred stock and common issued for services	251,625	—
Change in fair value of derivative liabilities	(1,075,000)	—
Excess interest expense of derivative instruments	333,500	—
Gain on settlement of accrued expense	(67,135)
Amortization of prepaid consulting	210,626	407,783
Loss on extinguishment of debt	579,000	—
Amortization of debt discount and debt issuance costs	253,924	192,193
Changes in operating assets and liabilities:
Prepaid consulting and other assets	(1,200)	12,000
Accounts payable and accrued expenses	228,700	582,175
Related party payables	—	(29,611)
Accrued compensation and related costs	132,773	—
Acquisition related liabilities	(146)	(70,144)
Net cash used in operating activities	(128,816)	(563,378)

Cash Flows from Financing Activities
Principal payments on revolving loan	—	(250,000)
Principal payments on notes payable	(22,300)	(30,000)
Proceeds from the issuance of notes payable	—	755,000
Proceeds from the issuance of convertible notes payable	152,500	37,500
Proceeds from the issuance of common stock	—	50,000

Net cash provided by financing activities	130,200	562,500

Net change in cash	1,384	(878)

Cash at beginning of period	552	943

Cash and Cash Equivalents, end of period	$1,936	$65

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$11,072

Supplemental disclosure of non-cash investing and financing activities:
Exercise of warrant in settlement of notes/accounts payable	$—	$22,922
Common and preferred stock recorded as prepaid consulting for services	$—	$59,964
Reclass of derivative liabilities to equity for conversions of debt	$453,000	$—
Reassignment of amounts from note payable to convertible notes	$110,300	$—
Conversion of debt and accrued interest for shares of common stock	$235,263	$729,413
Debt issuance costs and debt discounts	$228,265	$215,221
Settlement of accrued expenses through issuance of shares of preferred and common stock	$50,000	$285,316

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2015

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

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements and the interim unaudited condensed consolidated financial statements as of June 30, 2015 and 2014 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three and six months ended June 30, 2015 and 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2015, the condensed consolidated results of its operations for the three and six months ended June 30, 2015 and 2014 and condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

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

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its consolidated financial statements.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At June 30, 2015 and December 31, 2014, there were no uninsured amounts.

During the six months ended June 30, 2015, one customer accounted for approximately 98% of revenues.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods.

Significant estimates made by management include, among others, fair value of common stock and preferred stock issued, fair value of beneficial conversion features, fair value of derivative liabilities and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, notes payable, convertible notes payable and related party notes payable. The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found. Other than for convertible notes payable, the carrying value for all such instruments approximates fair value due to the short-term nature of the instruments.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible notes, preferred stock and warrant liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes, preferred stock and warrant liabilities.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the six months ended June 30, 2015 and 2014, such costs totaled $895 and $11,313, respectively. For the three months ended June 30, 2015 and 2014, such costs totaled $355 and $10,219. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes under the provision of ASC 740. As of June 30, 2015 and December 31, 2014, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of June 30, 2015 and December 31, 2014 and has not recognized interest and/or penalties in the consolidated statements of operations for the six months ended June 30, 2015 and 2014. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as warrants outstanding during the period. Common stock equivalents from warrants and convertible notes payable were approximately 2,463,805,012 and 3,009,000 for the six months ended June 30, 2015 and 2014, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

Derivative Liabilities

The Company evaluates debt instruments, preferred stock, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt, preferred stock and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future using the Black-Scholes Merton option pricing model (“Black-Scholes”) (see Note 7). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at June 30, 2015.

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

NOTE 4 - INTANGIBLE ASSET

On October 13, 2010, the Company entered into a secured note receivable with Top Cow Productions (“TCP”) for $175,000. Terms of the note required interest at the rate of 10% per annum and equal monthly installments of principal over twelve months beginning in May 2011 through April 2012. The note is secured by certain assets of TCP and individually by two owners of TCP. As of June 30, 2015 and December 31, 2014, the balance of the note receivable was $0 and $195,678, respectively, including accrued interest receivable of approximately $0 and $62,678, respectively.

•	The Company held a security interest in the assets of TCP;

•	The Company received payments of $5,500 from TCP during 2013 and $4,900 during 2014; and

•	In 2013, the Company entered into an agreement with TCP in which TCP is to provide to the Company certain assets, including ownership of two separate 4 book comic book series and screenplay. The Company receives 70% of the future net revenues derived from these assets, with TCP retaining the remaining 30% as a participation fee. The Company believes the carrying value of the outstanding note receivable and accrued interest is recoverable through the projected undiscounted future cash flows of these assets obtained from TCP.

•	In January 2015, TCP provided the Company a feature film script, and fulfilled its obligations under the note receivable.

The Company has capitalized the costs of bringing this production to market in accordance with ASC 926, “Entertainment – Films.”

NOTE 5 - ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $81,171 was still outstanding as of June 30, 2015 and December 31, 2014), including $794,518 of amounts owed to Brian Altounian (which was fully paid or settled as of December 31, 2014) the Company’s CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

Drunk Duck

On May 5, 2010, Wowio Texas entered into an asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of June 30, 2015, Platinum retained ownership of 6.5% of the assets, as a result of amounts owed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of June 30, 2015 and December 31, 2014.

Spacedog Entertainment, Inc.

Effective May 15, 2010, Wowio Texas entered into a securities purchase agreement with Spacedog Entertainment, Inc. (a New York corporation) (“SDE”) pursuant to which SDE agreed to transfer to Wowio, Inc., all of the common stock of SDE in exchange for total consideration of $1,650,000, comprised of $107,000 in cash, 1,187 shares of common stock (valued at $1,543,000 - based on the estimated fair value on the measurement date) and an additional $1,000,000 to be paid via royalty at a rate of 100% of gross revenues generated from SDE assets. Subsequent to the $1,000,000 being satisfied, the seller shall no longer be entitled to receive any further royalties. In accordance with the agreement, the Company neither assumed nor became responsible, in any way, for any liabilities, debts or other obligations of SDE.

On December 12, 2012, the Company entered into a purchase agreement with the original owner of SDE, whereby the original owner re-acquired from the Company 10 specific titles from SDE. In exchange for the purchase of these 10 titles, the original owner was to return 196 shares of the Company’s common stock to the Company’s treasury and reduce the contingent royalty liability from $1,000,000 to $500,000. In connection with the reduction in the contingent royalty liability, the fair value of the liability based on estimated payment was reduced by $425,459. The 196 shares of common stock were received by the Company on May 10, 2013.

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

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant had an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. The Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause, with $60,000 still outstanding as of June 30, 2015.

The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at June 30, 2015. The amount of principal due as of June 30, 2015 and December 31, 2014 was $50,000, and $60,000 in warrant liabilities. Accrued interest and fees related to the Revolving Loan of $58,892 and $54,428 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. Creditor has filed a lawsuit related to this note. (see item 1)

Notes Payable – Related Parties

During 2011, the Company issued an aggregate of $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at June 30, 2015 and December 31, 2014 was $100,902. Accrued interest of $8,584 and $7,458 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

Notes Payable

Notes payable consist of the following at:

	June 30, 2015	December 31, 2014
Secured note payable to an individual, 10% interest rate, entered into in December 2011, due on demand, as amended	15,000	100,000
Secured note payable to an individual, 12% interest rate, entered into in September 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	25,000	25,000
Note payable to an individual, 12% interest rate, entered into in November 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	50,000	50,000
Note payable to an individual, flat interest of $20,000, entered into in April 2014, due on demand	450,000	450,000
Note payable to an individual, non-interest bearing, entered into in August 2014, due in August 2015	35,000	35,000
Notes payable to various individuals, 12% interest rate, entered into from August 2013 to January 2014, due on demand	5,000	16,000
Secured note payable to an individual, 12% interest rate, entered into in January 2014, due on demand	290,000	299,366
Note payable to an individual, 8% interest rate, entered into in November 2014, due on demand	20,000	20,000
Note payable to an individual, 8% interest rate, entered into in October 2014, now due on demand, net of discount of $0 and $6,667, respectively	10,000	3,333
Note payable to an individual, flat interest of $9,000, entered into in December 2014, due on demand, net of discount of $0 and $7,830, respectively	2,930	17,400
	$902,930	$1,016,099

Less current portion	(902,930)	(1,016,099)
	$—	$—

On December 20, 2011, the Company issued a 10% senior secured promissory note (“Secured Note”) to an individual in the amount of $100,000 and was initially due in December 2012. The Secured Note is secured by all of the Company’s acquired intangible assets. On February 14, 2013, the Company entered into a waiver and amendment #1 agreement to the Secured Note, extending the maturity date from December 20, 2012 to June 20, 2013. In February 2014, the Company entered into a waiver and amendment #2 to this Secured Note extending the maturity date from June 20, 2013 to June 20, 2015. In February 2015, $25,000 of the note was transferred to a third party as a convertible note. In March 2015, additional $25,000 of the note was assigned to a third party as a convertible note. In April 2015, $35,000 of the note was transferred to a third party as a convertible note. See note 7 for discussion of loss on debt extinguishment.

In January 2014, the Company issued a secured promissory note to an individual in the amount of $300,000. The note bears interest at 12% annually, with interest of $51,876 as of June 30, 2015, due on demand. In March 2015, $10,000 of the note was assigned to a third party as a convertible note. See note 7 for discussion of loss an debt extinguishment.

In connection with this note, the Company issued the holder of the note a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. The relative fair value of the warrant of $15,190 was treated as a discount and was amortized over the life of the note. During the six months ended June 30, 2015, the Company amortized the remaining balance of $634 to interest expense in the accompanying condensed consolidated statement of operations.

In April 2014, the Company issued a promissory note to an individual in the amount of $450,000. The note bears flat interest of $20,000 and was due in July 2014. In October 2014, the Company issued 1,538 shares of common stock to extend the due date of this promissory note, along with two other notes to this individual, to January 2015 and March 2015. The estimated fair value of the 1,538 shares of common stock of $170,000 was computed based on stock price of $111 per share in accordance with the terms of the agreement and was treated as a loss on debt extinguishment in accordance with relevant accounting guidance.

Accrued interest related to notes payable of $139,532 and $101,537 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

Convertible Notes Payable

Convertible notes payable consist of the following at:

	June 30, 2015		December 31, 2014
Secured convertible note, 8% interest rate, entered into on June 9, 2014, fully converted into common stock, net of discount of $24,565 as of December 31, 2014		—		—
Secured convertible note, 10% interest rate, entered into on August 1, 2014, due August 1, 2015, net of debt discount of $0 and 32,083, respectively		—		22,917
Secured convertible note, 10% interest rate, entered into on August 26, 2014, due August 26, 2015, net of debt discount of $6,417 and $37,102, respectively		32,232		17,898
Secured convertible note, 12% interest rate, entered into on August 29, 2014, due August 29, 2015, net of debt discount of $3,534 and 23,333, respectively		16,001		11,667
Convertible notes, interest rates of 8% to 12%, entered into in September 2014, due one year from issuance date		31,500		31,500
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due November 18, 2015		2,850		20,500
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due November 18, 2015, net of debt discount of $8,062 and $18,812, respectively		13,438		2,688
Secured convertible note, entered into on November 5, 2014, due January 10, 2015, now due on demand, net of debt discount of $5,812 as of December 31, 2014		—		1,738
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due December 15, 2015, net of debt discount of $12,934 and $38,333, respectively		21,391		11,667
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due December 15, 2015		40,000		40,000
Secured convertible note, 12% interest rate, entered into on January 19, 2015, due January 7, 2016, net of debt discount of $18,000		36,000		—
Secured convertible note, 0% interest rate, entered into on February 7, 2015, due August 19, 2015, net of debt discount of $625		1,875		—
Secured convertible note, 8% interest rate, entered into on February 4, 2015, due February 4, 2016, net of debt discount of $21,149		6,351		—
Secured convertible note, 12% interest rate, entered into on February 20, 2015, due November 20, 2015, net of debt discount of $15,250		15,250		—
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due December 16, 2015, net of debt discount of $18,639		11,861		—
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due December 16, 2015		251		—
Secured convertible note, 10% interest rate, entered into on April 20, 2015, due December 16, 2015		29,061
Secured convertible note, 12% interest rate, entered into on April 20, 2015, due December 20, 2015, net of debt discount of $27,500		19,500		—
Secured convertible note, 12% interest rate, entered into on May 1, 2015, due Feb 15, 2016, net of debt discount of $19,444		7,056		—
		$284,616		$160,575
Less current portion		(284,616)		(160,575)
	$		$

During six months ended June 30, 2015, various holders of convertible note payable converted $228,943 in principal and $6,320 of accrued and unpaid interest into 975,536 shares of the Company’s common stock.

During six months ended June 30, 2015, the Company entered into an aggregate of $313,500 (net cash of $152,500) in convertible promissory notes bearing interest at rates between 8% and 12%, due in one year, net of fees approximating $20,500. The convertible notes allow the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined). Certain of these convertible notes allow the lender to determine the timing of conversion, and as such the embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $209,437 to be recorded (See Note 7). The Company is amortizing the debt discount over the life of the corresponding convertible promissory notes. The amortization of the debt discount for these derivative instruments was $88,830 for six months ended June 30, 2015. In connection with the conversion of debt that were treated as derivative instruments, the Company reclassified $453,000 to additional paid-in capital during the six months ended June 30, 2015.

Accrued interest related to convertible notes payable of $25,014 and $8,768 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Revolving Loan and a number of the outstanding related party notes payable, notes payable and convertible notes payable balances are delinquent. The Company is in negotiations with the note holders to amend the terms of the notes.

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

From time to time, the Company has issued notes and preferred stock with embedded conversion features and warrants to purchase common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. In addition, potentially in the future, the Company may have an insufficient number of available shares of common stock to settle outstanding contracts. Accordingly, the Company has estimated the fair value of these embedded conversion features, warrants, and derivatives related to the insufficient number of authorized shares to settle outstanding contracts using Black-Scholes with the following assumptions:

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

During the six months ended June 30, 2015, the Company issued an aggregate of $313,500 in principal of convertible notes payable (includes reassignments of debt) at interest rates between 8% and 12% (See Note 6). Such convertible notes contained embedded conversion features in the Company’s own stock and have resulted in an initial derivative liability value of $1,339,000, which consisted of $579,000 of loss on debt extinguishment, $219,000 related to the fair value of preferred stock, $207,500 of debt discount and $333,500 of excess interest expense.

During the six months ended June 30, 2015 the Company recorded gain of $1,075,000, related to the change in fair value of the warrants and embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of June 30, 2015:

June 30, 2015
Annual dividend yield	0-8%
Expected life (years)	0.07 – 4.05
Risk-free interest rate	0.01% – 1.42%
Expected volatility	139.52%-466.54%

The level 3 carrying value as of June 30, 2015:

June 30, 2015
Embedded Conversion Features	$803,000
Warrants	—
$803,000
Change in fair value	$(1,075,000)

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the as of June 30, 2015:

June 30, 2015
Balance as of January 1, 2015	$992,000
Issuance of warrants and embedded conversion features	1,339,000
Extinguishment of derivatives	(453,000)
Change in fair value	(1,075,000)
Balance as of June 30, 2015	$803,000

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

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the six months ended June 30, 2015 and 2014, the Company amortized $14,609 in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

On January 27, 2015, the Company issued the CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital in the accompanying condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2015.

On February 6, 2015, the Company issued a consultant 250,000 shares of Series A Preferred Stock of the Company for service provided. The shares were valued based on the market price of the equivalent number of common shares on date of issuance of $0.0045 per share or $1,125.

On May 11, 2015, the Board of Directors of the Company approved the creation of Series C, D, E and F shares of Preferred Stock.

The Company is authorized to issue 5,300 shares of Series C Preferred Stock (“Series C”) par value of $0.0001 per share. The Series C will, with respect to dividends and liquidation, winding up or dissolution, rank: (a) senior with respect to dividends and pari passu in right of liquidation with the common stock, par value $0.0001 per share; (b) junior to the Series A and B Preferred Stock; (c) senior to any future designation of preferred stock; (d) junior to all existing and future indebtedness of the Company. Commending on date of issuance, holders of Series C will be entitled to receive dividends on each outstanding share of Series C, which will accrue in shares of Series C at a rate equal to 8% per annum from the issuance date. The Conversion price of the Series C shall mean the lower of (i) $0.004 per share of common stock, or (ii) 70% of the lowest VWAP in the 10 trading days prior to the date of the conversion notice. The Series C PS may be converted at any time after the earlier to occur of the (i) six-month anniversary of the issuance date or (ii) an effective registration statement covering the shares of common stock to be issued pursuant to the conversion notice.

On May 11, 2015, the Company issued a consultant an aggregate of 300 shares of Series C of the Company for service provided. Due to the embedded conversion feature of the Series C, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $28,000 as a derivative liability on date of issuance (see Note 7). The value of the Series C,E,F shares is included in derivative liabilities in the accompanying balance sheet.

The Company is authorized to issue 4 shares of Series D Preferred Stock (“Series D”) par value of $0.00001 per share. If at least one share of Series D Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series D Preferred Stock at any given time, regardless of their number, shall have voting rights equal to four times the sum of: (i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus (ii) the total number of shares of Series A, Series, B, Series C, Series E, and Series F Preferred Stock which are issued and outstanding at the time of voting divided by (iii) the number of shares of Series D Preferred Stock issued and outstanding at the time of voting.

On May 11, 2015, the Company issued 4 shares of Series D as settlement for $10,000 of accrued wages to Brian Altounian, the Company’s Chief Executive Officer and Chairman and a beneficial shareholder. No solicitation was made in connection with these transactions and no underwriting discounts were made or given. The Company believes that the issuance of the Series D was a transaction not involving a public offering and was exempt from registration with the Securities and Exchange Commission pursuant to Rule 4(2) of the Securities Act of 1933.

The Company is authorized to issue 10,000,000 shares of Series E Preferred Stock (“Series E”) par value of $0.00001 per share. The holders of Series E are entitled to receive dividends in preference to dividends on common stock. Each share of Series E shall be convertible at par value $0.00001 per share (the “Series E Preferred”), at any time, and/or from time to time, into the number of shares of the Company’s common stock, par value $0.00001 per share equal to the fixed price of the Series E of $2.50 per share, divided by the par value of the Series E, subject to adjustment as may be determined by the Board of Directors from time to time (the “Conversion Rate”). Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series E, the holders of the Series E shall be entitled to be paid out of the assets of the Company an amount equal to $1.00 per share or, in the event of an aggregate subscription by a single subscriber for Series E in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the “Preference Value”), plus all declared but unpaid dividends, for each share of Series E held by them. After the payment of the full applicable Preference Value of each share of the Series E as set forth herein, the remaining assets of the Company legally available for distribution, if any, shall be distributed ratably to the holders of the Company’s Common Stock. Each share of Series E shall have ten votes for any election or other vote placed before the shareholders of the Company. Shares of Series E are anti-dilutive to reverse splits. The conversion rate of shares of Series E, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. The value of the Series C,E,F shares is included in derivative liabilities in the accompanying balance sheet.

On May 11, 2015, the Company issued a consultant 40,000 shares of Series E of the Company for service provided. Each share of preferred stock can be converted into 8,342 shares pre-split, which resulted in total number of common shares convertible into after split of 256,667 shares. Due to the embedded conversion feature of the Series E, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $88,000 as a derivative liability on date of issuance (see Note 7).

The Company is authorized to issue 10,000,000 shares of Series F Preferred Stock (“Series F”) par value of $0.00001 per share. The holders of Series F are entitled to receive dividends in preference to dividends on common stock. Each share of Series F shall be convertible, at any time, and/or from time to time, into 500 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”). Such conversion shall be deemed to be effective on the business day (the “Conversion Date”) following the receipt by the Corporation of written notice from the holder of the Series C Preferred Stock of the holder’s intention to convert the shares of Series C Stock, together with the holder’s stock certificate or certificates evidencing the Series C Preferred Stock to be converted. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series F, the holders of the Series F shall be entitled to be paid out of the assets of the Company an amount equal to $1.00 per share or, in the event of an aggregate subscription by a single subscriber for Series F in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the “Preference Value”), plus all declared but unpaid dividends, for each share of Series F held by them. After the payment of the full applicable Preference Value of each share of the Series F as set forth herein, the remaining assets of the Company legally available for distribution, if any, shall be distributed ratably to the holders of the Company’s Common Stock. Each share of Series F shall have one vote for any election or other vote placed before the shareholders of the Company. Shares of Series F are anti-dilutive to reverse splits. The conversion rate of shares of Series F, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

On June 29, 2015, the Company issued a consultant 1,600 shares of Series F of the Company for service provided. Due to the embedded conversion feature of the Series F, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $103,000 as a derivative liability on date of issuance (see Note 7). The value of the Series C,E,F shares is included in derivative liabilities in the accompanying balance sheet.

Common Stock

On March 20, 2015 the Board of Directors of the Company unanimously adopted resolutions approving an increase in the number of authorized shares of our common stock, par value $0.0001 per share, to a total of 4,000,000,000 authorized shares.

On May 18, 2015, the Board of Directors of the Company amended its Certificate of Formation to:

•	increase the authorized common stock from four billion to five billion;
•	adjust the par value of the common stock to $0.00001;
•	set the par value of additional designations of preferred stock to $0.00001.

On June 19, 2012, the Company issued an aggregate of 385 shares of common stock at $3,900.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the six months ended June 30, 2015 and 2014, the Company amortized $85,938, in general and administrative expense in the accompanying condensed consolidated statements of operations.

On January 31, 2013, the Company entered into an agreement with a consultant to provide certain services, including financial management and strategy, establishing strategic partnerships, sales and marketing, business development services, and ongoing strategic business consulting as requested by the Company for a period of one year. In exchange, the Company issued the consultant 246 shares of common stock. The value of the shares was $640,000, which was computed based on 246 shares at $2,600.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0 and $53,333, respectively, in general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014.

On February 15, 2013, the Company entered into an agreement with a consultant to provide strategic planning services, business development introductions, and other consulting services to the Company for a period of one year. In exchange, the Company issued the consultant 769 shares of common stock. The value of the shares was $2,000,000, which was computed based on 769 shares at a $2,600.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0 and $250,000, respectively, in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2015 and 2014.

During the year ended December 31, 2014, the Company entered into agreements with consultants to provide business development and other consulting services to the Company for a periods ranging from twelve to fifteen months. In exchange, the Company issued the consultants an aggregate of 1,590 shares of the Company’s common stock. The value of the shares was $239,964 upon grant, which was computed based on the shares issued at the closing price on the effective date of the related agreements. In accordance with related accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the related service periods (through December 2015). The Company amortized $110,079 in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2015.

During six months ended June 30, 2015, various holders of convertible note payable converted $228,943 in principal and $6,320 of accrued and unpaid interest into 975,536 shares of the Company’s common stock. (see note 6)

During the six months ended June 30, 2015, the Company issued an aggregate of 3,545 shares of its common stock to various individuals for consulting and other services rendered in the aggregate amount of $31,500.

On June 3, 2015, the company entered into a 1300 to 1 reverse stock split. All fractional shares were rounded up, shares issued prior to June 2015, have been retroactively restated to reflect the impact of the reverse stock split.

Warrants

The following represents a summary of all common stock warrant activity for the six months ended June 30, 2015:

	Outstanding Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2014 (2)	821	$208	$163,297
Grants	—	—
Exercised	—	—
Cancelled/Expired	—	—

Outstanding and exercisable at June 30, 2015 (2)	821	$208	$170,661

(1)	Represents the difference between the exercise price and the estimated fair value of the Company’s common stock at the end of the reporting period.

(2)	The common stock warrants outstanding and exercisable as of June 30, 2015 and December 31, 2014 have a weighted-average contractual remaining life of 3.3 years and 3.9 years, respectively.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000 (See Note 6). In connection with this note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. As of June 30, 2015, all of these preferred stock warrants are outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company was party to a management fee agreement with Alliance Acquisition Corp. (“Alliance”). At June 30, 2015, Brian Altounian (“Altounian”), CEO, owned approximately 34% of Alliance. Alliance provided the Company with general business support services, including, but not limited to, the following: providing executive and administrative level support, general office support, investor relations assistance, human resource assistance, financial and accounting assistance, legal support, office equipment and office space. From time to time Alliance would advance the Company capital and pay expenses on behalf of the Company. Additionally, from time to time, the Company would advance Alliance capital and pay expenses on behalf of Alliance. The monthly fee was $5,000 for the period from November 2011 through June 2013. Based on the decline in business and required support by the Company, the management fee was terminated effective July 1, 2013.

The following table summarizes the activity between the Company and Alliance during the six months ended June 30, 2015:

Management fee payable – December 31, 2014	$667
Management fee	—
Advances to/payments on behalf of the Company	—
Payments to/on behalf of Alliance	—

Management fee payable - June 30, 2015	$677

Alliance and Altounian have ownership interests in Akyumen Technologies, Corp. (“Akyumen”). At June 30, 2015 and December 31, 2014, Alliance and Altounian owned less than 1% of Akyumen individually and collectively. During the six months ended June 30, 2015, Akyumen provided certain software development and technology related services to the Company for $250,000. Such costs were expensed to general and administrative expense in the accompanying condensed consolidated statement of operations. In addition, Akyumen engaged the Company for an advertising campaign on the Company’s websites. The advertising campaign was for $150,000 for the period April 1, 2014 through June 30, 2015. The Company recorded $25,000 in advertising revenue for the six months ended June 30, 2015 in the accompanying condensed consolidated statements of operations.

On January 27, 2015, the Company issued the CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital in the accompanying condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2015.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – WITHHELD PAYROLL TAXES

Since its inception, the Company made several payments to employees for wages that were net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, the Company has recorded $346,096 and $345,214, related to this obligation in accrued compensation and related costs in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, including estimated penalties and interest.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date and based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

On July 24, 2015, the Company issued to certain officers and directors of the Company, an aggregate of 1,000,000,000 restricted shares of common stock. The Shares were issued pursuant to the conversion of debt (the “Debt Conversions”) of an aggregate of $20,000 in outstanding debt held on the books and records of the Company. Pursuant to the terms of the Debt Conversions, the Company has the right, but not the obligation, to repurchase 100% of the shares prior to July 31, 2016, and 50% of the shares from August 31, 2016 until July 31, 2017 at the conversion price of $0.00002 per share. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares pursuant to the agreement as exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

Overview

WOWIO, Inc. (“WOWIO”, “we”, “us”, “our” or the “Company”) is a Los Angeles-based digital media company with an eBook distribution platform. The Company owns a proprietary patent that provides for the specific process for inserting ads into eBooks while adding both personalization and an anti-theft identifier, positioning WOWIO as a participant in the growing eBook distribution arena. In addition to its ownership of this patent, the Company has completed the development of a mobile application (“mobile app”) that will allow for the insertion of mobile ads in eBooks read on a mobile device. During the 2nd quarter of 2014, the Company began to focus its efforts primarily in the area of technology development in order to take advantage of the opportunity to exploit its proprietary patent and build additional proprietary technologies in the eBook and mobile ad space. As such, the Company was in the early stages of development of a mobile advertising network that would provide WOWIO additional proprietary technology and a unique vertically integrated technology solution that will generate revenues for the company through ad-subsidized eBooks. Management believed that the Company can generate additional revenues by creating an enterprise-level mobile ad delivery platform, utilizing the unique position represented by the patent and other technologies currently being developed. The Company also utilized various professionals in the technology development sector at the University level to explore the possibility of acquiring additional technology complementary to the Company’s existing patent and platform.

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

Our business began as a web-based eBook store in 2005, and was re-launched in early 2010 with a new design and new business model that included advertising revenue-generating opportunities. In 2010, as part of our initial focus on digital media content development, we acquired a library of comic books, novels, graphic novels, and screenplays to distribute on our eBook platform as well as to market and promote across other web properties that we also acquired and built in 2010. That same year, we were granted a broad patent that allows for the insertion of advertising into eBooks delivering a new revenue stream for eBook publishers and authors. We believe this patent could provide us with a competitive advantage in the highly competitive eBook distribution market. Since 2010, we have broadened our operational focus to include the services of a digital media studio, which operates as StudioW, and in September 2012, we formed Carthay, a digital publishing entity, for the purpose of identifying and acquiring unpublished content for exploitation and “brand-building” across the digital and traditional media landscape. Per a study conducted and published by eMarketer, dated April, 2015, the global mobile advertising market will surpass $100 billion in spending and accounting for more than 50% of all digital ad expenditure for the first time. According to this study, mobile advertising is projected to grow 430% increase from 2013 and will represent over 25% of total overall digital advertising in 2019, with mobile advertising projected to exceed $195.55 Billion in 2019. Based on these projections, the Company is focusing its efforts on technology development in order to use its proprietary patent and take advantage of projected growth of mobile advertising over the next 5 years.

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

The Company owes certain contingency royalty payments, which will affect its enjoyment of revenue and its ability to become profitable. In particular, the Company has outstanding obligations remaining from the initial acquisition agreements of certain properties and owes contingency royalty payments to the sellers. The Company will be required to pay these obligations out of revenues, ranging from 10% to 100% until the acquisition costs are completed. For Wowio.com, we owe a total of approximately $1.5 million to the seller Platinum Studios, payable as a royalty of 20% of related revenue until all purchase price consideration has been satisfied. After we have completed paying the acquisition balance, we will pay Platinum Studios a royalty of 10% of related revenue in perpetuity. For The Duck Webcomics site, we owe a total of approximately $650,000, including a current payable of $150,000, with the remaining $500,000 payable as a royalty of 10% of related revenue until all purchase price consideration has been satisfied. After we have completed paying the acquisition balance, there will be no further obligation owed on this asset. For the Spacedog library, the Company entered into an agreement whereby the original seller of the library agreed to re-acquire 20 titles from the library in exchange for assuming $45,000 in debt and relieving the Company of any further obligation.

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the six months ended June 30, 2015 and 2014.

WOWIO’s principal place of business is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA, 90210.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements.

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

Advertising

Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. Website advertising revenue is primarily recognized on a flat-fee basis based on cost per thousand impressions (“CPM”). The Company earns CPM revenue from the display of graphical advertisements on its websites. Revenue from flat-fee services is based on a customer’s period of contractual service and is recognized on a straight-line basis over the term of the contract. At the end of March 2014, the Company signed an insertion order for display advertising across all of the Company’s sites with Akyumen Technologies to advertise Akyumen’s proprietary mobile hardware devices. The insertion order provides that Akyumen pay an aggregate of $150,000 (as amended) during the final three quarters of 2014. As of December 2014, the Company received $150,000 and $25,000 in 2015, in advertising revenues from Akyumen related to this order for advertising.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, fair value of common stock, preferred stock issued, fair value of beneficial conversion features, fair value of derivative liability and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and its belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, note payable and related party notes payable and convertible notes payable. Except for the convertible notes payable, the carrying value for all such instruments approximates fair value due to the short-term nature of the instruments. The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible notes, preferred stock and warrant liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes, preferred stock and warrant liabilities.

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

Stock-Based Compensation

All share-based payments, including grants of stock to employees, directors and consultants, are recognized in the condensed consolidated financial statements based upon their fair values.

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

Income Taxes

We account for income taxes under the provision of ASC Topic 740. As of June 30, 2015 and December 31, 2014, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, and have not recognized interest and/or penalties in the statements of operations for each of the periods then ended. The Company is subject to taxation in the United States, Texas and California.

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

Derivative Liabilities

The Company evaluates debt instruments, preferred stock, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

From time to time, the Company has issued notes with embedded conversion features and warrants to purchase shares of common stock. Certain of the embedded conversion features and warrants contain price protection or anti-dilution features that result in these instruments being treated as derivatives. In addition, potentially in the future, the Company may have an insufficient number of available shares of common stock to settle outstanding contracts. Accordingly, the Company has estimated the fair value of these embedded conversion features, warrants, and derivatives related to the potential insufficient number of authorized shares to settle outstanding contracts using Black-Scholes.

Results of Operations

Three months ended June 30, 2015 Compared to Three months ended June 30, 2014

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales decreased by $51,042 or 100% from $51,042 during the three months ended June 30, 2014 to $0 for the three months ended June 30, 2015. Our revenues for the three months ended June 30, 2014 were from a $50,000 quarterly advertising campaign attributable to one customer. Cost of sales decreased by $9,571 or 94% from $10,151 for the three months ended June 30, 2014, as compared to $580 for the three months ended June 30, 2015. Our overall gross profit decreased by $41,471 from a gross profit of $40,891 for the three months ended June 30, 2014 as compared to a gross loss of $580 for the three months ended June 30, 2015.

Our total operating expenses were $461,652 during the three months ended June 30, 2015, an increase of $12,414 or 3%, as compared to $449,238 for the three months ended June 30, 2014.

Other expenses decreased by $30,712 from $255,140 for the three months ended June 30, 2014, to $224,428 for the three months ended June 30, 2015 due to gain from a change in fair value of derivative liabilities of $177,000, gain on settlement of accrued expense of $67,135, an interest expense of $345,563, and loss on extinguishment of debt of $121,000.

There was no income tax benefit or provision during the three months ended June 30, 2015 and 2014.

Six months ended June 30, 2015 Compared to Six months ended June 30, 2014

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales decreased by $26,920 or 51% from $52,309 during the six months ended June 30, 2014 to $25,407 for the six months ended June 30, 2015. Our revenues were from a $50,000 quarterly advertising campaign attributable to one customer for the six months ended June 30, 2014. Cost of sales decreased by $15,106 or 78% from $19,284 for the six months ended June 30, 2014, as compared to $4,178 for the six months ended June 30, 2015. Our overall gross profit decreased by $11,796 from a gross profit of $33,025 for the six months ended June 30, 2014 as compared to a gross profit of $21,229 for the six months ended June 30, 2015.

Our total operating expenses were $897,967 during the six months ended June 30, 2015, a decrease of $490,695 or 35%, as compared to $1,388,662 for the six months ended June 30, 2014.

Other expenses decreased by $196,797 from $295,542 for the six months ended June 30, 2014, to $98,745 for the six months ended June 30, 2015 due to gain from a change in fair value of derivative liabilities of $1,075,000, gain on settlement of accrued expenses of $67,135 an interest expense of $661,880, and loss on extinguishment of debt of $579,000.

There was no income tax benefit or provision during the six months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

We had cash of $1,936 and $552 as of June 30, 2015 and December 31, 2014, respectively.

We used cash of $128,816 in our operating activities during the six months ended June 30, 2015. Non-cash adjustments included $210,626 related to amortization of prepaid consulting, $251,625 related to the estimated fair value of preferred and common stock issued for services, $67,135 related to gain on settlement of accrued expenses, $333,500 related to excess interest expense of derivative instruments, $579,000 of loss on debt extinguishment, $253,924 related to amortization of debt discounts and debt issuance costs, and the change in fair value of derivatives of $1,075,000. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $228,700, an increase in accrued compensation and related costs of $132,773 and a decrease in prepaid consulting and other current assets of $1,200. We used cash of $563,378 in our operating activities during the six months ended June 30, 2014. Non-cash adjustments included $407,783 related to amortization of prepaid consulting, $185,231 related to the amortization of beneficial conversion features, $6,962 related to amortization of debt discount and debt issuance costs offset by interest earned on notes receivables of $6,595. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $582,175 and a decrease in related party payables of $29,611, a decrease in acquisition related liabilities of $70,144 and a decrease in prepaid consulting and other current assets of $12,000.

We had cash provided by investing activities of $0 during the six months ended June 30, 2015 and 2014.

Our financing activities provided cash of $130,200 during the six months ended June 30, 2015 compared to $562,500 during the same period in 2014. Cash provided by financing activities during the six months ended June 30, 2015, reflect net proceeds from the issuance of notes and convertible notes payable of $152,000, offset by principal payments on notes payable of $22,300. Cash provided by financing activities during the six months ended June 30, 2014, reflect net proceeds from the sale of common stock of $50,000, net proceeds from the issuance of notes payable of $792,500, offset by principal payments on notes payable of $280,000.

As of June 30, 2015, we had an accumulated deficit of approximately $29,500,000. Management anticipates that future operating results will continue to be subject to many of the expenses, delays and risks inherent in the establishment of an early stage business enterprise, many of which we cannot control.

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

Since our inception we have reported net losses, including losses of $975,483 and $1,651,179 during the six months ended June 30, 2015 and 2014, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful revenues from operations. At June 30, 2015, our accumulated deficit was approximately $29.5 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

•	We had not effectively implemented comprehensive entity-level internal controls.

•	We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

•	We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff.

•	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2015, TCA Global Credit Master Fund, LP (“TCA”) filed a lawsuit against the Company in the Circuit Court of the 8th Judicial District Court of Clark County, Nevada, requesting compensatory damages in the amount of $248,798.93 plus default interest and attorney’s fees, in respect of the Company’s current default on a September 21, 2012 Credit Agreement, and other amendments and agreements ancillary thereto, providing for an initial revolving credit facility of $250,000 to the Company by TCA. The accelerated interest is calculated at the default rate of 18%. As of August 15, 2015 the Company has accrued a liability of $_170,026 related to the TCA claim and it is included in the Company’s notes payable and accrued liabilities.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2015, the Company issued a consultant an aggregate of 300 shares of Series C of the Company for service provided. On May 11, 2015, the Company issued 4 shares of Series D as settlement for $10,000 of accrued wages to Brian Altounian, the Company’s Chief Executive Officer and Chairman and a beneficial shareholder. On May 11, 2015, the Company issued a consultant 40,000 shares of Series E of the Company for service provided. Each share of preferred stock can be converted into 8,342 shares pre-split, which resulted in total number of common shares convertible into after split of 256,667 shares. On June 29, 2015, the Company issued a consultant 1,600 shares of Series F of the Company for service provided. During six months ended June 30, 2015, various holders of convertible note payable converted $228,943 in principal and $6,320 of accrued and unpaid interest into 975,536 shares of the Company’s common stock. (see note 6) During the six months ended June 30, 2015, the Company issued an aggregate of 3,545 shares of its common stock to various individuals for consulting and other services rendered in the aggregate amount of $31,500.

On June 3, 2015, the company entered into a 1300 to 1 reverse stock split. All fractional shares were rounded up, shares issued prior to June 2015, have been retroactively restated to reflect the impact of the reverse stock split.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as of August 31, 2015 the Company is in default on the notes payable to former employees totaling $100,902, on 8 other notes payable totaling $880,000, and on revolving loan $50,000 which are currently due. The Company has not reached agreement with the noteholders on due date extensions.

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

Wowio, Inc.

Date: September 3, 2015	By:	/s/ Brian Altounian
Brian Altounian
Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)

