Form 10-Q
period 2015-09-30
Wowio, Inc.
filed 2016-02-02
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-55220

WOWIO INC.
(Exact name of registrant as specified in its charter)

Texas	27-2908187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9107 Wilshire Blvd., Suite 450
Beverly Hills, California	90210
(Address of principal executive offices)	(zip code)

(310) 272-7988

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the registrant’s common stock issued and outstanding as of January 27, 2016, was 1,534,587,277.

WOWIO, INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2015

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

WOWIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash	$-	$552
Current portion of prepaid consulting and other current assets	203,394	312,274
Total Current Assets	203,394	312,826

Prepaid consulting and other assets, net of current portion	16,759	167,578
Note receivable and accrued interest	-	195,678
Intangible assets	195,678	-

Total Assets	$415,831	$676,082

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expense	$1,427,762	$1,287,413
Acquisition related liabilities	232,853	231,171
Related party payable	677	677
Accrued compensation and related costs	756,374	597,372
Revolving loan	50,000	50,000
Notes payable – related parties	100,902	100,902
Notes payable, net of debt discount of $0 and $15,131	885,000	1,016,099
Derivative liabilities	768,000	992,000
Convertible notes payable, net of debt discount of $59,156 and $180,040	367,544	160,575
Total Liabilities	4,589,112	$4,436,209

Stockholders’ Deficit:
Series A preferred stock, $0.0001 par value;	475	50
5,000,000 shares authorized; 4,750,000 and 500,000 shares issued and outstanding, respectively
Series B preferred stock, $0.0001 par value;	-	-
2,000,000 shares authorized; 0 shares issued and outstanding
Series D preferred stock, $0.00001 par value;	-	-
4 shares authorized; 4 and 0 shares issued and outstanding, respectively
Common stock, $0.00001 par value;	4,847	-
20,000,000,000 shares authorized; 484,670,610 and 32,285 shares issued and outstanding, respectively
Additional paid in capital	25,568,596	24,725,231
Accumulated deficit	(29,747,199)	(28,485,408)

Total stockholders’ deficit	(4,173,281)	(3,760,127)
Total Liabilities and Stockholders’ Deficit	$415,831	$676,082

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended	For Three Months Ended	For Nine Months Ended	For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net sales	$-	$50,638	$25,407	$102,947

Cost of sales	-	2,559	4,178	21,843

Gross profit	-	48,079	21,229	81,104

Operating expenses:
General and administrative	200,195	328,968	1,098,162	1,717,887
Total operating expenses	200,195	328,968	1,098,162	1,717,887

Operating loss	(200,195)	(280,889)	(1,076,933)	(1,636,783)

Other Income (expense)
Interest expense, net	(127,113)	(221,480)	(788,993)	(517,022)
Gain on settlement of accrued expense	-	-	67,135	-
Change in fair value of derivative liabilities	85,000	208,000	1,160,000	208,000
Loss on extinguishment of debt	(44,000)	-	(623,000)	-
Other expense, net	(86,113)	(13,480)	(184,858)	(309,022)

Loss before income tax benefit	(286,308)	(294,369)	(1,261,791)	(1,945,805)

Income tax benefit, net	-	-	-	-

Net Loss	$(286,308)	$(294,369)	$(1,261,791)	$(1,945,805)

Basic and diluted net loss per common share	$(0.00)	$(14.15)	$(0.02)	$(100.13)

Weighted-average number of common shares outstanding - basic and diluted	216,942,947	20,804	73,374,192	19,432

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For The Nine Months Ended September 30, 2015

	Preferred Series A		Preferred Series B		Preferred Series D		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2014	500,000	50					32,285	-	24,725,231	(28,485,408)	(3,760,127)
Conversion of convertible notes payable and accrued interest into common stock	-	-					484,634,780	4,847	260,165	-	265,012
Common stock issued for service	-	-					3,545	-	31,500	-	31,500
Preferred stock issued for services	250,000	25					-	-	1,100		1,125
Preferred stock issued for settlement of accrued wages including contributed capital of $39,792	4,000,000	400			4		-	-	49,600		50,000
Reclass of derivative liabilities for conversions of debt							-	-	501,000		501,000
Net loss	-	-					-	-	-	(1,261,791)	(1,261,791)
Balance as of September 30, 2015	4,750,000	$475	-	$-	4	$-	$484,670,610	$4,847	$25,568,596	$(29,747,199)	$(4,173,281)

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(1,261,791)	$(1,945,805)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on note receivable	-	(9,947)
Estimated fair value of preferred stock and common issued for services	271,125	97,941
Change in fair value of derivative liabilities	(1,160,000)	(208,000)
Excess interest expense of derivative instruments	333,500	-
Gain on settlement of accrued expense	(67,135)
Amortization of prepaid consulting	260,900	473,047
Loss on extinguishment of debt	623,000	-
Amortization of debt discount and debt issuance costs	356,323	389,282
Changes in operating assets and liabilities:
Prepaid consulting and other assets	(1,201)	12,000
Accounts payable and accrued expenses	278,773	533,538
Related party payables	-	(29,653)
Accrued compensation and related costs	209,002	-
Acquisition related liabilities	1,682	(73,195)
Net cash used in operating activities	(155,822)	(760,792)

Cash Flows from Investing Activities
Proceeds from repayment of notes receivable	-	4,900

Net cash provided by investing activities	-	4,900

Cash Flows from Financing Activities
Principal payments on revolving loan	-	(250,000)
Principal payments on notes payable – related parties	-	-
Principal payments on notes payable	(25,230)	(30,000)
Proceeds from the issuance of notes payable	-	755,000
Proceeds from the issuance of convertible notes payable	156,500	200,000
Proceeds from the issuance of preferred stock treated as derivative liabilities	24,000
Proceeds from the issuance of common stock	-	80,000

Net cash provided by financing activities	155,270	755,000

Net change in cash	(552)	(892)

Cash at beginning of period	552	943

Cash and Cash Equivalents, end of period	$-	$51

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$11,072

Supplemental disclosure of non-cash investing and financing activities:
Exercise of warrant in settlement of notes/accounts payable	$-	$22,922
Common and preferred stock recorded as prepaid consulting for services	$-	$127,464
Reclass of derivative liabilities to equity for conversions of debt	$501,000	$-
Reassignment of amounts from note payable to convertible notes	$111,300	$-
Conversion of debt and accrued interest for shares of common stock	$265,012	$754,747
Debt issuance costs and debt discounts	$238,265	$215,221
Settlement of accrued expenses through issuance of shares of preferred and common stock	$50,000	$689,252
Issuance of convertible debt for settlement of accrued expense	$40,000	$-
Reclassification of additional paid in capital to derivative liability	$-	$289,000
Accrued interest for rescinded conversion of notes payable	$-	$41,943

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended September 30, 2015

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

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2014, which has been derived from consolidated audited financial statements and the interim unaudited condensed consolidated financial statements as of September 30, 2015 and 2014 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three and nine months ended September 30, 2015 and 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2015, the condensed consolidated results of its operations for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statement of stockholder’s deficit for the nine months ended September 30, 2015 and condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” . The amendments in this update provide guidance in U.S. GAAP about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. At September 30, 2015 and December 31, 2014, there were no uninsured amounts.

During the nine months ended September 30, 2015, one customer accounted for approximately 98% of revenues.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods.

Significant estimates made by management include, among others, fair value of common stock and preferred stock issued, fair value of beneficial conversion features, fair value of derivative liabilities, recoverability of long-living assets and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the nine months ended September 30, 2015 and 2014, such costs totaled $1,615 and $14,456, respectively. For the three months ended September 30, 2015 and 2014, such costs totaled $720 and $3,143. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes under the provision of ASC 740. As of September 30, 2015 and December 31, 2014, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of September 30, 2015 and December 31, 2014 and has not recognized interest and/or penalties in the consolidated statements of operations for the nine months ended September 30, 2015 and 2014. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as warrants outstanding during the period. Common stock equivalents from warrants, preferred stock and convertible notes payable were 8,154,910,961 and 3,258 for the nine months ended September 30, 2015 and 2014, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

Derivative Liabilities

The Company evaluates debt instruments, preferred stock, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity . The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt, preferred stock and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features and derivative liabilities with potentially insufficient authorized shares to settle outstanding contracts in the future using the Black-Scholes Merton option pricing model (“Black-Scholes”) (see Note 7). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at September 30, 2015.

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

NOTE 4 - INTANGIBLE ASSET

On October 13, 2010, the Company entered into a secured note receivable with Top Cow Productions (“TCP”) for $175,000. Terms of the note required interest at the rate of 10% per annum and equal monthly installments of principal over twelve months beginning in May 2011 through April 2012. The note is secured by certain assets of TCP and individually by two owners of TCP. As of September 30, 2015 and December 31, 2014, the balance of the note receivable was $0 and $195,678, respectively, including accrued interest receivable of approximately $0 and $62,678, respectively.

·	The Company held a security interest in the assets of TCP;

·	The Company received payments of $5,500 from TCP during 2013 and $4,900 during 2014; and

·	In 2013, the Company entered into an agreement with TCP in which TCP is to provide to the Company certain assets, including ownership of two separate 4 book comic book series and screenplay. The Company receives 70% of the future net revenues derived from these assets, with TCP retaining the remaining 30% as a participation fee. The Company believes the carrying value of the outstanding note receivable and accrued interest is recoverable through the projected undiscounted future cash flows of these assets obtained from TCP.

·	In January 2015, TCP provided the Company a feature film script, and fulfilled its obligations under the note receivable.

The Company has capitalized the costs of bringing this production to market in accordance with ASC 926, “Entertainment – Films.”

NOTE 5 - ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $82,853 was still outstanding as of September 30, 2015 and December 31, 2014), including $794,518 of amounts owed to Brian Altounian (which was fully paid or settled as of December 31, 2014) the Company’s former CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

Drunk Duck

On May 5, 2010, Wowio Texas entered into an asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of September 30, 2015, Platinum retained ownership of 6.5% of the assets, as a result of amounts owed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of September 30, 2015 and December 31, 2014.

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

In connection with this transaction, the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant had an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. The Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause, with $60,000 still outstanding as of September 30, 2015.

The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at September 30, 2015. The amount of principal due as of September 30, 2015 and December 31, 2014 was $50,000, and $60,000 in warrant liabilities. Accrued interest and fees related to the Revolving Loan of $61,160 and $54,428 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. Creditor has filed a lawsuit related to this note. (see item 1 of Part II)

Notes Payable – Related Parties

During 2011, the Company issued an aggregate of $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at September 30, 2015 and December 31, 2014 was $100,902. Accrued interest of $9,156 and $7,458 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

Notes Payable

Notes payable consist of the following at:

	September 30, 2015	December 31, 2014
Secured note payable to an individual, 10% interest rate, entered into in December 2011, due on demand, as amended	15,000	100,000
Secured note payable to an individual, 12% interest rate, entered into in September 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	25,000	25,000
Note payable to an individual, 12% interest rate, entered into in November 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	50,000	50,000
Note payable to an individual, flat interest of $20,000, entered into in April 2014, due on demand	450,000	450,000
Note payable to an individual, non-interest bearing, entered into in August 2014, was paid off in January 2016	35,000	35,000
Notes payable to various individuals, 12% interest rate, entered into from August 2013 to January 2014, due on demand	5,000	16,000
Secured note payable to an individual, 12% interest rate, entered into in January 2014, was paid off in January 2016	280,000	299,366
Note payable to an individual, 8% interest rate, entered into in November 2014, due on demand	20,000	20,000
Note payable to an individual, 8% interest rate, entered into in October 2014, was paid off in January 2016, net of discount of $0 and $6,667, respectively	5,000	3,333
Note payable to an individual, flat interest of $9,000, entered into in December 2014, due on demand, net of discount of $0 and $7,830, respectively	-	17,400
	$885,000	$1,016,099

Less current portion	(885,000)	(1,016,099)
	$—	$—

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

In January 2014, the Company issued a secured promissory note to an individual in the amount of $300,000. The note bears interest at 12% annually, with interest of $60,647 as of September 30, 2015, due on demand. During nine months ended September 30, 2015, $20,000 of the note was assigned to a third party as convertible notes. See note 7 for discussion of loss an debt extinguishment.

In connection with this note, the Company issued the holder of the note a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. The relative fair value of the warrant of $15,190 was treated as a discount and was amortized over the life of the note. During the nine months ended September 30, 2015, the Company amortized the remaining balance of $634 to interest expense in the accompanying condensed consolidated statement of operations.

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

In October 2014, the Company issued a secured promissory note to an individual in the amount of $10,000. The note bears interest at 8% annually, with interest of $745 as of September 30, 2015, due on demand. During nine months ended September 30, 2015, $5,000 of the note was assigned to a third party as convertible notes.

Accrued interest related to notes payable of $153,786 and $101,537 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

Convertible Notes Payable

Convertible notes payable consist of the following at:

	September 30, 2015		December 31, 2014
Secured convertible note, 8% interest rate, entered into on June 9, 2014, fully converted into common stock, net of discount of $24,565 as of December 31, 2014		—		—
Secured convertible note, 10% interest rate, entered into on August 1, 2014, due on demand, net of debt discount of $0 and 32,083, respectively		—		22,917
Secured convertible note, 10% interest rate, entered into on August 26, 2014, due on demand, net of debt discount of $0 and $37,102, respectively		38,649		17,898
Secured convertible note, 12% interest rate, entered into on August 29, 2014, due on demand, net of debt discount of $0 and 23,333, respectively		17,818		11,667
Convertible notes, interest rates of 8% to 12%, entered into in September 2014, on demand		31,500		31,500
Secured convertible note, 8% interest rate, entered into on November 18, 2014, on demand		2,850		20,500
Secured convertible note, 8% interest rate, entered into on November 18, 2014, on demand, net of debt discount of $2,687 and $18,812, respectively		18,813		2,688
Secured convertible note, entered into on November 5, 2014, fully converted into common stock, net of debt discount of $5,812 as of December 31, 2014		—		1,738
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due on demand, net of debt discount of $4,634 and $38,333, respectively		29,691		11,667
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due on demand		40,000		40,000
Secured convertible note, 12% interest rate, entered into on January 7, 2015, due on demand, net of debt discount of $0		46,605		—
Secured convertible note, 0% interest rate, entered into on February 19, 2015, due on demand, net of debt discount of $0		2,500		—
Secured convertible note, 8% interest rate, entered into on February 4, 2015, due February 4, 2016, net of debt discount of $10,606		5,758		—
Secured convertible note, 12% interest rate, entered into on February 20, 2015, due on demand, net of debt discount of $5,083		25,417		—
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due on demand, net of debt discount of $8,472		22,028		—
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due on demand		251		—
Secured convertible note, 10% interest rate, entered into on April 20, 2015, due on demand		29,061
Secured convertible note, 12% interest rate, entered into on April 20, 2015, due on demand, net of debt discount of $12,500		34,500		—
Secured convertible note, 12% interest rate, entered into on May 1, 2015, due Feb 15, 2016, net of debt discount of $11,111		15,389		—
Secured convertible note, 8% interest rate, entered into on May 16, 2015, due May 16, 2016, net of debt discount of $4,062		2,438		—
		$367,544		$160,575
Less current portion		(367,544)		(160,575)
	$		$

During nine months ended September 30, 2015, various holders of convertible notes payable converted $257,691 in principal and $7,321 of accrued and unpaid interest into 484,634,780 shares of the Company’s common stock.

During nine months ended September 30, 2015, the Company entered into an aggregate of $327,500 (net cash of $156,500) in convertible promissory notes bearing interest at rates between 8% and 12%, due on various dates, net of fees approximating $20,500. The convertible notes allow the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined). Certain of these convertible notes allow the lender to determine the timing of conversion, and as such the embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $217,500 to be recorded (See Note 7). The Company is amortizing the debt discount over the life of the corresponding convertible promissory notes. The amortization of the debt discount for these derivative instruments was $167,602 for nine months ended September 30, 2015. In connection with the conversion of debt that were treated as derivative instruments, the Company reclassified $501,000 to additional paid-in capital during the nine months ended September 30, 2015.

Accrued interest related to convertible notes payable of $39,271 and $8,768 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the Revolving Loan and a number of the outstanding related party notes payable, notes payable and convertible notes payable balances are delinquent. The Company is in negotiations with the note holders to amend the terms of the notes.

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

During the nine months ended September 30, 2015, the Company issued an aggregate of $327,500 in principal of convertible notes payable (includes reassignments of debt) at interest rates between 8% and 12% (See Note 6). Such convertible notes contained embedded conversion features in the Company’s own stock and have resulted in an initial derivative liability value of $1,437,000, which consisted of $623,000 of loss on debt extinguishment, $263,000 related to the fair value of preferred stock, $217,500 of debt discount and $333,500 of excess interest expense.

During the three and nine months ended September 30, 2015 the Company recorded gain of $85,000 and 1,160,000 respectively, related to the change in fair value of the warrants and embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of September 30, 2015:

For the Nine Months Ended September 30, 2015
Annual dividend yield	0-8%
Expected life (years)	0.02 – 4.05
Risk-free interest rate	0.01% – 1.42%
Expected volatility	139.52%-1266.82%

The level 3 carrying value as of September 30, 2015:

September 30, 2015
Embedded Conversion Features	$768,000
Warrants	—
$768,000
Change in fair value	$(1,160,000)

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the as of September 30, 2015:

September 30, 2015
Balance as of January 1, 2015	$992,000
Issuance of warrants and embedded conversion features	1,437,000
Extinguishment of derivatives	(501,000)
Change in fair value	(1,160,000)
Balance as of September 30, 2015	$768,000

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

On March 9, 2012 and amended on September 10, 2012, the Company designated and determined the rights and preferences of 5,000,000 shares of Series A preferred stock (“Series A”) with a par value of $0.0001. The Company is authorized to issue 5,000,000 shares of Series A. The holders of Series A are entitled to receive dividends in preference to dividends on common stock and are entitled to vote together with the holders of common stock with a voting right equivalent to 50 votes of common stock for each share of Series A held. In the event of liquidation, the holders of Series A shall be issued one share of common stock for every 50 shares of Series A.

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three and nine months ended September 30, 2015 and 2014, the Company amortized $7,305 and $21,914 respectively in general and administrative expense in the accompanying condensed consolidated statements of operations.

On April 2, 2012, the Company designated and determined the rights and preferences of 2,000,000 shares of Series B preferred stock (“Series B”) with a par value of $0.0001. The Company is authorized to issue 2,000,000 shares of Series B. The holders of Series B are entitled to receive dividends in preference to any dividends on common stock and are entitled to vote together with the holders of common stock with a voting right equivalent to 300 votes of common stock for each share of Series B held. In the event that two or more shareholders who combined own more than 20% of the outstanding common stock enter into an agreement for the purpose of acquiring, holding, voting or disposing of any voting securities of the Company, then the holders of Series B, as a class, shall be issued three shares of common stock for every share of common stock outstanding. In the event of liquidation, the holders of Series B shall be issued one share of common stock for every 300 shares of Series B.

On January 27, 2015, the Company issued the former CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital in the accompanying condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2015.

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

On May 11, 2015, the Company issued 4 shares of Series D as settlement for $10,000 of accrued wages to Brian Altounian, the Company’s former Chief Executive Officer and Chairman and a beneficial shareholder. No solicitation was made in connection with these transactions and no underwriting discounts were made or given. The Company believes that the issuance of the Series D was a transaction not involving a public offering and was exempt from registration with the Securities and Exchange Commission pursuant to Rule 4(2) of the Securities Act of 1933.

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

On May 11, 2015, the Company issued a consultant 40,000 shares of Series E of the Company for service provided. Each share of preferred stock can be converted into 256,667 shares of common stock. Due to the embedded conversion feature of the Series E, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $88,000 as a derivative liability on date of issuance (see Note 7).

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

On June 29, 2015, the Company issued 1,600 shares of Series F of the Company for cash proceeds of $4,000. Due to the embedded conversion feature of the Series F, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $103,000 as a derivative liability on date of issuance (see Note 7). The value of the Series C,E,F shares is included in derivative liabilities in the accompanying balance sheet.

In July, 2015, the Company issued two individuals an aggregate of 8,000 shares of Series F of the Company for cash proceeds of $20,000. Due to the embedded conversion feature of the Series F, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $44,000 as a derivative liability on date of issuance (see Note 7). The value of the Series C,E,F shares is included in derivative liabilities in the accompanying balance sheet.

Common Stock

On March 20, 2015 the Board of Directors of the Company unanimously adopted resolutions approving an increase in the number of authorized shares of our common stock, par value $0.0001 per share, to a total of 4,000,000,000 authorized shares.

On May 18, 2015, the Board of Directors of the Company amended its Certificate of Formation to:

•	increase the authorized common stock from four billion to five billion;
•	adjust the par value of the common stock to $0.00001; and
•	set the par value of additional designations of preferred stock to $0.00001.

On August 20, 2015, the Board of Directors of the Company amended its Certificate of Foundation to increase the authorized common stock from 5 billion to 20 billion shares.

On June 19, 2012, the Company issued an aggregate of 385 shares of common stock at $3,900.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the nine months ended September 30, 2015 and 2014, the Company amortized $128,906, in general and administrative expense in the accompanying condensed consolidated statements of operations.

On January 31, 2013, the Company entered into an agreement with a consultant to provide certain services, including financial management and strategy, establishing strategic partnerships, sales and marketing, business development services, and ongoing strategic business consulting as requested by the Company for a period of one year. In exchange, the Company issued the consultant 246 shares of common stock. The value of the shares was $640,000, which was computed based on 246 shares at $2,600.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0 and $53,333, respectively, in general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014.

On February 15, 2013, the Company entered into an agreement with a consultant to provide strategic planning services, business development introductions, and other consulting services to the Company for a period of one year. In exchange, the Company issued the consultant 769 shares of common stock. The value of the shares was $2,000,000, which was computed based on 769 shares at a $2,600.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0 and $250,000, respectively, in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2015 and 2014.

During the year ended December 31, 2014, the Company entered into agreements with consultants to provide business development and other consulting services to the Company for a periods ranging from twelve to fifteen months. In exchange, the Company issued the consultants an aggregate of 1,590 shares of the Company’s common stock. The value of the shares was $239,964 upon grant, which was computed based on the shares issued at the closing price on the effective date of the related agreements. In accordance with related accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the related service periods (through December 2015). The Company amortized $110,079 in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2015.

During nine months ended September 30, 2015, various holders of convertible note payable converted $257,691 in principal and $7,320 of accrued and unpaid interest into 484,634,781 shares of the Company’s common stock. (see note 6)

During the nine months ended September 30, 2015, the Company issued an aggregate of 3,545 shares of its common stock to various individuals for consulting and other services rendered in the aggregate amount of $31,500.

On June 3, 2015, the board of directors of the Company approved a 1300 to 1 reverse stock split of shares of common stock. The reverse stock split was approved by the Financial Industry Regulatory Authority on July 7 2015. All fractional shares were rounded up, shares issued prior to July 2015, have been retroactively restated to reflect the impact of the reverse stock split.

Warrants

The following represents a summary of all common stock warrant activity for the nine months ended September 30, 2015:

	Outstanding Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2014 (2)	821	$208	$163,297
Grants	—	—
Exercised	—	—
Cancelled/Expired	—	—

Outstanding and exercisable at September 30, 2015 (2)	821	$208	$-

(1)	Represents the difference between the exercise price and the estimated fair value of the Company’s common stock at the end of the reporting period.

(2)	The common stock warrants outstanding and exercisable as of September 30, 2015 and December 31, 2014 have a weighted-average contractual remaining life of 3.1 years and 3.9 years, respectively.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000 (See Note 6). In connection with this note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. As of September 30, 2015, all of these preferred stock warrants are outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company was party to a management fee agreement with Alliance Acquisition Corp. (“Alliance”). At September 30, 2015, Brian Altounian (“Altounian”), former CEO, owned approximately 34% of Alliance. Alliance provided the Company with general business support services, including, but not limited to, the following: providing executive and administrative level support, general office support, investor relations assistance, human resource assistance, financial and accounting assistance, legal support, office equipment and office space. From time to time Alliance would advance the Company capital and pay expenses on behalf of the Company. Additionally, from time to time, the Company would advance Alliance capital and pay expenses on behalf of Alliance. The monthly fee was $5,000 for the period from November 2011 through June 2013. Based on the decline in business and required support by the Company, the management fee was terminated effective July 1, 2013.

The following table summarizes the activity between the Company and Alliance during the nine months ended September 30, 2015:

Management fee payable – December 31, 2014	$667
Management fee	—
Advances to/payments on behalf of the Company	—
Payments to/on behalf of Alliance	—

Management fee payable - September 30, 2015	$677

Alliance and Altounian have ownership interests in Akyumen Technologies, Corp. (“Akyumen”). At September 30, 2015 and December 31, 2014, Alliance and Altounian owned less than 1% of Akyumen individually and collectively. During the nine months ended September 30, 2015, Akyumen provided certain software development and technology related services to the Company for $250,000. Such costs were expensed to general and administrative expense in the accompanying condensed consolidated statement of operations. In addition, Akyumen engaged the Company for an advertising campaign on the Company’s websites. The advertising campaign was for $150,000 for the period April 1, 2014 through June 30, 2015. The Company recorded $25,000 in advertising revenue for the nine months ended September 30, 2015 in the accompanying condensed consolidated statements of operations.

On January 27, 2015, the Company issued the former CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital in the accompanying condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2015.

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

Employment Agreements

On September 15, 2015, the Company entered into an employment agreement with Mr. Robert Estareja as Chief Executive Officer, which expires in September 2017, with an automatic renewal period of two years unless otherwise terminated. The employment agreement requires annual base salary payments of approximately $300,000 per year. In addition, the executive is entitled to bonuses in amounts based on various factors, including but not limited to the Company’s financial performance, amount of financing received and producer fee credits. Pursuant to the agreement, if the executive is terminated without cause, he is entitled to receive an amount equal to six months of his annual base salary.

On September 15, 2015, the Company entered into an employment agreement with Mr. Brian Altounian as Executive, which expires in September 2017, with an automatic renewal period of two years unless otherwise terminated. Mr. Altounian will serve as the chairman of the Board of Directors of the Company and provide advisory services to the CEO. The employment agreement requires annual base salary payments of approximately $180,000 per year. In addition, the executive is entitled to bonuses in amounts based on various factors, including but not limited to the Company’s financial performance, amount of financing received and producer fee credits. Pursuant to the agreement, if the executive is terminated without cause, he is entitled to receive an amount equal to six months of his annual base salary.

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

NOTE 11 – WITHHELD PAYROLL TAXES

Since its inception, the Company made several payments to employees for wages that were net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, the Company has recorded $368,592 and $345,214, related to this obligation in accrued compensation and related costs in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, including estimated penalties and interest.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date and based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

On July 24, 2015, the Company issued to certain officers and directors of the Company, an aggregate of 1,000,000,000 restricted shares of common stock. The shares were issued for settlement of accrued wages of an aggregate of $20,000 in outstanding obligations held on the books and records of the Company. The Company has the right, but not the obligation, to repurchase 100% of the shares prior to July 31, 2016, and 50% of the shares from August 31, 2016 until July 31, 2017 at the conversion price of $0.00002 per share. On January 15, 2016, the Company determined that such transaction was documented based on post-spilt shares and a pre-split common stock valuation, which was not the intent of the company. Accordingly, such transaction has been rescinded and reissued. The shares have been excluded from the number of shares outstanding for all period presented. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares pursuant to the agreement are exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

In January 2016, the Company paid off various note payable in total principal amount of $320,000, and a convertible note in principal amount of $2,500.

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

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the nine months ended September 30, 2015 and 2014.

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

The chief initiatives we intend to undertake within the next year in order to accomplish these near-term business goals include: 1) increase our sales staff by 2-4 people to increase the ad-insertion campaigns on the site, which will increase revenues, traffic and transactions; 2) increase our technical staff by 2-4 people and launch the new wowio.com site, the mobile app and other planned technology development by creating apps and other new technology initiatives in the eBook and digital media areas; 3) increase our content development team by 1 or 2 people to develop and create original content to be published through our Carthay label, increasing our library of content by at least 10 to 15 new titles for exploitation; 4) increase our social media team by 1 or 2 to help build brand awareness across all of the WOWIO-owned sites and to support the marketing/sales efforts of Carthay; and 5) increase our marketing and promotional team by 1 or 2 people to support sales efforts across all platforms. We anticipate overhead expenses to support these efforts to increase to approximately $1.2 million to $3 million over the next 12 - 18 months.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, fair value of common stock, preferred stock issued, fair value of beneficial conversion features, fair value of derivative liability, recoverability of long-lived assets and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and its belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, note payable, related party notes payable and convertible notes payable. Except for the convertible notes payable, the carrying value for all such instruments approximates fair value due to the short-term nature of the instruments. The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found.

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

Income Taxes

We account for income taxes under the provision of ASC Topic 740. As of September 30, 2015 and December 31, 2014, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, and have not recognized interest and/or penalties in the statements of operations for each of the periods then ended. The Company is subject to taxation in the United States, Texas and California.

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

Derivative Liabilities

The Company evaluates debt instruments, preferred stock, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity . The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

Results of Operations

Three months ended September 30, 2015 Compared to Three months ended September 30, 2014

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales decreased by $50,638 or 100% from $50,638 during the three months ended September 30, 2014 to $0 for the three months ended September 30, 2015. Our revenues for the three months ended September 30, 2014 were from a $50,000 quarterly advertising campaign attributable to an insertion order for display advertising across all the company’s sites with Akyumen Technologies to advertise Akyumen’s proprietary mobile hardware devices. Cost of sales decreased by $2,559 or 100% from $2,559 for the three months ended September 30, 2014, as compared to $0 for the three months ended September 30, 2015. Our overall gross profit decreased by $48,079 from a gross profit of $48,079 for the three months ended September 30, 2014 as compared to $0 for the three months ended September 30, 2015.

Our total operating expenses were $200,195 during the three months ended September 30, 2015, a decrease of $128,773 or 39%, as compared to $328,968 for the three months ended September 30, 2014.

Other expenses increased by $72,633 from $13,480 for the three months ended September 30, 2014, to $86,113 for the three months ended September 30, 2015 due to gain from a change in fair value of derivative liabilities of $85,000, an interest expense of $127,113, and loss on extinguishment of debt of $44,000.

There was no income tax benefit or provision during the three months ended September 30, 2015 and 2014.

Nine months ended September 30, 2015 Compared to Nine months ended September 30, 2014

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales decreased by $77,540 or 75% from $102,947 during the nine months ended September 30, 2014 to $25,407 for the nine months ended September 30, 2015. Our revenues for the nine months ended September 30, 2015 and 2014 were from a quarterly advertising campaign attributable to an insertion order for display advertising across all the company’s sites with Akyumen Technologies to advertise Akyumen’s proprietary mobile hardware devices of $25,000 and $100,000, respectively. Cost of sales decreased by $17,665 or 81% from $21,843 for the nine months ended September 30, 2014, as compared to $4,178 for the nine months ended September 30, 2015. Our overall gross profit decreased by $59,875 from a gross profit of $81,104 for the nine months ended September 30, 2014 as compared to a gross profit of $21,229 for the nine months ended September 30, 2015.

Our total operating expenses were $1,098,162 during the nine months ended September 30, 2015, a decrease of $619,725 or 36%, as compared to $1,717,887 for the nine months ended September 30, 2014.

Other expenses decreased by $126,164 from $309,022 for the nine months ended September 30, 2014, to $184,858 for the nine months ended September 30, 2015 due to gain from a change in fair value of derivative liabilities of $1,160,000, gain on settlement of accrued expenses of $67,135, an interest expense of $788,993, and loss on extinguishment of debt of $623,000.

There was no income tax benefit or provision during the nine months ended September 30, 2015 and 2014.

Liquidity and Capital Resources

We had cash of $0 and $552 as of September 30, 2015 and December 31, 2014, respectively.

We used cash of $155,822 in our operating activities during the nine months ended September 30, 2015. Non-cash adjustments included $260,900 related to amortization of prepaid consulting, $271,125 related to the estimated fair value of preferred and common stock issued for services, $67,135 related to gain on settlement of accrued expenses, $333,500 related to excess interest expense of derivative instruments, $623,000 of loss on debt extinguishment, $356,323 related to amortization of debt discounts and debt issuance costs, and gain related to the change in fair value of derivatives of $1,160,000. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $278,273, an increase in accrued compensation and related costs of $209,002, an increase in acquisition related liabilities of $1,682 and a decrease in prepaid consulting and other current assets of $1,201. We used cash of $760,792 in our operating activities during the nine months ended September 30, 2014. Non-cash adjustments included $473,047 related to amortization of prepaid consulting, $97,941 related to the estimated fair value of preferred and common stock issued for services, $389,282 related to amortization of debt discount and debt issuance costs offset by interest earned on notes receivables of $9,947. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $533,538 and a decrease in related party payables of $29,653, an increase in acquisition related liabilities of $73,195 and an increase in prepaid consulting and other current assets of $12,000.

We had cash provided by investing activities of $0 and $4,900, respectively during the nine months ended September 30, 2015 and 2014.

Our financing activities provided cash of $155,270 during the nine months ended September 30, 2015 compared to $755,000 during the same period in 2014. Cash provided by financing activities during the nine months ended September 30, 2015, reflect net proceeds from issuance of preferred stock treated as derivative liabilities of $24,000 and net proceeds from the issuance of notes and convertible notes payable of $156,500, offset by principal payments on notes payable of $25,200. Cash provided by financing activities during the nine months ended September 30, 2014, reflect net proceeds from the sale of common stock of $80,000, net proceeds from the issuance of notes payable of $955,000, offset by principal payments on notes payable of $280,000.

As of September 30, 2015, we had an accumulated deficit of approximately $29,747,000. Management anticipates that future operating results will continue to be subject to many of the expenses, delays and risks inherent in the establishment of an early stage business enterprise, many of which we cannot control.

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

Since our inception we have reported net losses, including losses of $1,261,791 and $1,945,805 during the nine months ended September 30, 2015 and 2014, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful revenues from operations. At September 30, 2015, our accumulated deficit was approximately $29.7 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

·	We had not effectively implemented comprehensive entity-level internal controls.

·	We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

·	We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff.

·	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our consolidated financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2015, TCA Global Credit Master Fund, LP (“TCA”) filed a lawsuit against the Company in the Circuit Court of the 8th Judicial District Court of Clark County, Nevada, requesting compensatory damages in the amount of $248,798.93 plus default interest and attorney’s fees, in respect of the Company’s current default on a September 21, 2012 Credit Agreement, and other amendments and agreements ancillary thereto, providing for an initial revolving credit facility of $250,000 to the Company by TCA. The accelerated interest is calculated at the default rate of 18%. As of September 30, 2015 the Company has accrued a liability of $172,294 related to the TCA claim and it is included in the Company’s notes payable and accrued liabilities.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2015, the Company issued a consultant an aggregate of 300 shares of Series C of the Company for service provided. On May 11, 2015, the Company issued 4 shares of Series D as settlement for $10,000 of accrued wages to Brian Altounian, the Company’s former Chief Executive Officer and Chairman and a beneficial shareholder. On May 11, 2015, the Company issued a consultant 40,000 shares of Series E of the Company for service provided. Each share of preferred stock can be converted into 256,667 shares of common stock. During the nine months ended September 30, 2015, the Company issued an aggregate of 9,600 shares of Series F Preferred Stock of the Company for cash proceeds of $24,000. During nine months ended September 30, 2015, various holders of convertible note payable converted $257,691 in principal and $7,320 of accrued and unpaid interest into 484,634,781 shares of the Company’s common stock. During the nine months ended September 30, 2015, the Company issued an aggregate of 3,545 shares of its common stock to various individuals for consulting and other services rendered in the aggregate amount of $31,500.

On June 3, 2015, the company entered into a 1300 to 1 reverse stock split. On June 3, 2015, the board of director of the Company approved a 1300 to 1 reverse stock split of shares of common stock. The reverse stock split was approved by the Financial Industry Regulatory Authority on July 7, 2015. All fractional shares were rounded up, shares issued prior to July 2015, have been retroactively restated to reflect the impact of the reverse stock split.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as of January, 2016 the Company is in default on the notes payable to former employees totaling $100,902, on 6 other notes payable totaling $565,000, on 13 convertible notes totaling $370,560 and on revolving loan $50,000 which are currently due. The Company has not reached agreement with the noteholders on due date extensions.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wowio, Inc.

Date: February 2, 2016	By:	/s/ Robert Estareja
Robert Estareja
Chief Executive Officer (principal executive officer)