Form 10-K
period 2015-12-31
Wowio, Inc.
filed 2016-04-14
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-184529

Wowio, Inc.

(Exact name of registrant as specified in its charter)

Texas	27-2908187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9107 Wilshire Blvd., Suite 450

Beverly Hills, California, 90210

(Address of principal executive offices)

(310) 272-7988

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of June 30, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $0.1299 per share was approximately $130,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 14, 2016 was 1,686,280,777.

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

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

WOWIO began as a web-based eBook store in 2005, and was re-launched in early 2010 with a new design and business model geared toward generating revenue through advertising opportunities. In 2010, we were granted a patent that allows for the insertion of specifically targeted advertising into eBooks, which we believe could deliver a new revenue stream for eBook publishers and authors. The scope of our patent covers (i) two methods for providing individuals with a plurality of electronic books containing targeted advertising; and (ii) an apparatus for providing one or more subscribers with a plurality of electronic books containing specifically targeted advertising. We believe that our patent may also provide us with a competitive advantage in the eBook distribution market. We have seen competitors use advertising as “screen savers” on proprietary devices and others that have inserted ads in the “bottom third of the screen”, unrelated to the content contained in the eBook and also without reference to the demographic profile of the reader. Those options fall outside the purview of our patent. We are not aware of competitors using other methods of incorporating advertising around the eBook digital reading experience. We broadened our operational focus to include the services of a digital media studio, which we have rebranded to potential business partners as StudioW.

The Business

Through wowio.com, we distributed both company-owned and third party-owned eBooks and eComics, generating revenues through eBook and eComics sales transactions. Approximately 87% of the content we distributed through wowio.com was owned by third parties. We generated revenues through the insertion of advertising in eBooks. To date, these advertising campaigns have not fully utilized our proprietary patented technology, but we anticipate such use in the immediate future. We also generated revenues through online advertising on the wowio.com website. We are currently updating www.wowio.com.

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

Through StudioW, we create and produce our own content such as online videos, generating revenues through pre-roll video ads and additional online advertising on our content-oriented websites TheDuck Webcomics, PopGalaxy and our branded YouTube channels. Through our digital publishing entity, Carthay Circle Publishing, we intend to publish our own library of material as eBooks and eComics, which we will distribute on our own wowio.com and wowioapp.com site as well as distribute through other eBook distribution platforms, generating revenues through eBook sales transactions. We intend for approximately 50% of the content from Carthay to be original material created by the Company and approximately 50% to be from third parties. In addition to generating revenues through eBook/eComics sales, we intend to license our content library for exploitation across traditional media outlets such as film and television. We intend to license our patent to other eBook distribution platforms, though we have not yet begun to do so.

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

The digital platform has expanded the global reach for content providers, and content consumers now have access to entertainment choices that they did not have previously. We believe this has the potential to create an expansive and instant cultural exchange. We believe, based on this digital platform, content creators can reach their targeted consumers directly and with greater immediacy than ever before. With social media platforms, the spontaneity and viral reach of the message, the book, the video or the brand can be global nearly overnight. We believe that our proprietary patent, which allows for the insertion of specifically targeted advertising into eBooks, enables at no or substantially reduced costs the delivery of content to the consumer. Over the last few years, as users turn from their desktops to their handheld and mobile devices for their online experience, the digital platform has been expanded into the mobile space and mobile ad spending has risen dramatically, according to research firm eMarketer. We will seek to take advantage of this shift by delivering ads via our own mobile ad network, utilizing our proprietary patent, to generate revenues through the downloading of eBooks on our own mobile app. We believe that our platform can be used on a variety of mobile platforms, regardless of the operating system, and we believe that we can reach a broad international audience as an embedded app on a mobile device and we intend to seek technology partnerships in this area.

All eBooks provided by our third party publishing partners are offered to consumers for free when the eBook is subject to an advertising campaign. If eBook-sponsorship ad campaigns are not available for any reason, the eBooks are then offered to the consumer at a retail price selected by the publisher. With the expansion into the mobile platform, we will expand our offering to include a subscription model that will allow the users to have access to a certain amount of eBooks every month by paying the monthly subscription fee. Of the approximately 6,800 total number of eBooks offered on the wowio.com site, about 800 were owned by the Company and over 6,000 were from publishers who have entered into distribution arrangements with the Company, which makes these titles available for free or reduced prices and eligible for advertising campaigns. (Of these 6,000 eBooks, approximately 30 were currently covered by advertising campaigns and the remainder were offered to the consumer at a price selected by the publisher). As the number of successful ad campaigns increases, the Company hopes to increase the number of eBooks eligible for and covered by continued advertising programs. We offer advertisers opportunities to market across all of our websites to consolidated and engaged web-communities in specified demographics.

The Company also distributes content across its own websites, (including www.wowio.com, wowioapp.com, www.theduckwebcomics.com and www.popgalaxy.com) and on company-branded YouTube Channels, Facebook pages and Twitter accounts as well as on its partner properties, social media and various web and mobile technologies. WOWIO’s management has a history in the entertainment industry, eBook distribution and previous experience in the comic book development and production industry, which we believe allows our management to access content creators, content libraries, and various distribution avenues. The Company’s revenues are currently generated through the sale of eBooks and advertising. The Company intends to generate future revenue by licensing both its patent rights and its creative intellectual property.

We launched the Carthay website in December 2012. We expect to re-launch a multi-channel eBook delivery platform in a newly-designed wowio.com site as an extension of our mobile app platform during 2016. With this combined mobile and online website, we expect to increase online visibility by connecting to other related sites through Application Programming Interfaces (APIs) that will allow us to engage with the audience of partner sites. With a broader audience reach and more attractive product offering, our goal is to increase our revenues through increased sales of eBooks and ad revenues generated from the expected higher traffic. The initial cost to re-launch this site was approximately $250,000 and we engaged Akyumen Technologies to oversee the development of a website capable of delivering content across a number of platforms. Subject to obtaining needed capital, and with the advances of mobile and wireless technology, we now anticipate that site to re-launch during the second quarter of 2016.

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

The demand for highly specific content also presents new opportunities for advertisers seeking to effectively reach targeted audiences. Finding better ways to reach this fragmented consumer base remains a priority for advertisers, a trend that is likely to accelerate as online advertising growth outpaces that of offline advertising growth, and as advertising dollars follow audiences from offline to online media. Online advertising in the United States is projected to grow from $132.4 billion in 2015 to $181.3 billion in 2016, growing its share of the total advertising industry from 23% to 35%, second only to television, according to Forrester Research.

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

StudioW-owned digital distribution channels

WOWIO.com ,WOWIOAPP.com(eBooks, eComics and audiobook storefront)

Wowio.com, Wowioapp.com is an online source for eBooks and eComics with available media content in a device-agnostic format. WOWIO currently offers eBooks and digital content with a proprietary, patented advantage of allowing a “sponsor” to pay for the eBook content and providing the product to the consumer for no cost. Key to our distribution strategy, this advertising component removes the barrier for the consumer to become familiar with new content while allowing the sponsor to build a brand.

WOWIO owns a library of books and generates income from the retail purchases. We typically sell eBooks for $0.99 each. Approximately 87% of the content we distribute through wowio.com, wowioapp.com is owned by third parties. Digital content and eBooks provided by third party publishers are offered to consumers for free when advertising campaigns are available. If the eBook or digital content does not contain an advertising campaign, then the eBook is offered to the consumer at a retail price selected by the publisher and the Company receives an allowance for credit card processing charges, for which we hold back approximately 10% of the retail price. When there is an advertising campaign, we charge the sponsorship advertiser between $1.00 and $3.00 a book and we pay the publisher $0.25 - $0.50 per book depending on the length and we keep the remaining portion. The advertising revenue model will differ slightly when a consumer downloads an eBook from our mobile storefront, where we expect the per-book yield to be slightly lower and the corresponding royalty payment to each publisher will also be reduced but we expect the download volume to increase due to a large number of mobile devices available to consumers.

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

We intend to rebuild and expand wowio.com to have multi-platform distribution capabilities, which would allow us to create a better user experience that allows the users to more easily select their output format, expedite the download process and streamline the purchase procedure. Also, we intend to improve the demographic profile questionnaire, which will provide better granularity for matching reader profiles to advertising campaigns and we intend to implement behavior-tracking software to match advertising to a user’s online activity. Management believes the site improvements will also provide a better back-end experience for publishers and administration with better reporting functionality and allow for more targeted advertising placement within the eBooks. Finally, we have developed additional technology within this expansion to accommodate app development that will provide for mobile access to the site and its contents. We estimate the cost to expand the wowio.com website will be approximately $250,000 and, subject to obtaining needed capital, we expect to launch this mobile storefront in the second quarter of 2016.

The Duck (social media webcomic hosting site)

With nearly 15,000,000 monthly page views and over 20,000 webcomics, The Duck is an online community for amateur webcomic creators and fans. The Duck provides a forum to create, share and monetize digital content, utilizing social network and technology services and forums for the artist community and growing fan base. Advertisers buy ad placements on this website for a specified period of time and WOWIO provides the advertising code. Approximately 99% of the content of The Duck is supplied by the user community. In discussions with the site moderators, who represent the consensus of the user community, we believe that the advertising revenue may actually have an inverse impact on our revenue growth due to the resistance of this community to digital advertising. We are exploring a subscription model and other levels of engagement on a cost basis to increase our revenues. We expect to launch the mobile portal to The Duck during 2016 and by utilizing a proprietary advertising network, we intend to expand our mobile advertising revenues on The Duck, leaving the online/non-mobile site free of advertising.   We are exploring a number of new initiatives regarding the expansion of the content categories, and revenue-generating activities

POP Galaxy (branded digital content channel)

Launched during the 2010 International ComicCon in San Diego, POP Galaxy is a digital television and on-demand video distribution channel for original and acquired IP, serving also as a marketing, traffic and branding vehicle for other StudioW business units. Approximately 95% of the content on Pop Galaxy is created by WOWIO. Original programming covers areas such as entertainment, pop culture, comics, books, blogs, authors, publishers, partners, celebrities, gossip, and the news. We are exploring new ways to facilitate creation of our content. . To facilitate future production of our content we intend to eventually hire a site manager who will oversee the original content creation, identifying the web series material that support titles produced from Carthay Circle Publishing or that are a part of our ongoing web series. Once the material is identified, it is scheduled for production, script writing and filming. We estimate the costs to expand our content are approximately $500,000/year for increased personnel, $50,000/year for increased marketing and $10,000/year for technology costs , although we do not intend to begin that development until adequate funding is secured.

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

By successfully securing this patent, the Company has begun to establish charter advertising programs and generate eBook sales revenues while also creating broader advertising opportunities in the digital media space. The Company can place advertising across brands, sites and platforms to maximize revenues. We plan to actively utilize this patent through charter advertising programs such as free or discounted book downloads to consumers (book sponsorship) offered on WOWIO.com and Wowioapp.com.

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

Publishing

Carthay Circle Publishing, Inc. (publishing label)

Carthay was created as a publishing label that can represent authors and original content with full-service publishing support to take advantage of the Company’s distribution platforms. An integral part of the digital media distribution platform, Carthay identifies new and original content that it develops for multiple modes of digital and traditional media production and distribution. Carthay launched its first title, ABOVE, as an eBook across all platforms including wowio.com, wowioapp.com and developed other material across other StudioW outlets. Carthay will be launching additional titles, including a 4-book comic series entitled WILDFIRE with partner Top Cow Productions, which was released in June 2014. A second 4-book series is currently in production and will be released in 2016. Carthay will enter an arrangement with the Company to sell the books it publishes on the Wowio.com online and mobile platforms and also make those titles available for advertising campaigns. We also intend to seek arrangements with other sites such as Amazon, iTunes, Google and Barnes & Noble to sell the books published by Carthay.

SpaceDog Entertainment (content library)

The Company owns a library of over 80   comic   book and graphic novel properties that may be developed as feature films and television projects, original novels, graphic novels, and animated and live action direct-to-web videos. The SpaceDog library of stories told through comic books, graphic novels, screenplays and books, highlights storytelling that is relatable and grounded. StudioW acquired this library in May 2010 to develop the various titles for digital media and traditional media production and distribution. A selection of SpaceDog comic book titles are currently available for download on WOWIO.com and Wowioapp.com. All future titles published out of this library will bear the Carthay label.

Custom Publishing (publishing/marketing opportunities)

CauseBooks. CauseBooks is an innovative digital marketing opportunity that leverages the power of celebrity and the expanding popularity of eBooks to inspire consumers to support a worthy cause. Brand sponsors can become part of the editorial and promotional experience. With the CauseBooks campaign, our management team identifies: 1) an eBook; 2) a social cause; 3) a celebrity with a large Twitter/Facebook following and 4) an advertising sponsor. An example of a typical campaign looks this way: 1) a celebrity promotes on Twitter and Facebook about a chosen sponsor that sponsors a number of downloads of free eBooks in support of the selected social cause/charity; 2) the consumer downloads the eBook that contains web links to the sponsor and charity websites; and 3) the sponsor pays approximately $3 per download of the selected eBook and promotes the charity, providing additional marketing to the overall campaign. Of the sponsorship, approximately 50% goes directly to the charity and WOWIO earns approximately 17-22% of the download fee. The Company has completed a prototype campaign and upon securing adequate financing we expect to hire a sales team   to secure additional campaigns, the result of which we believe will lead to higher revenues and marketing/promotional support for the Company sometime during the second half of 2016.

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

Employees

As of April 14, 2016, we employ 1 full-time employee. We have no labor union contracts and believe relations with our employee are satisfactory.

ITEM 1A. RISK FACTORS

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

On October 7, 2013, Steve Timmerman (“Timmerman”), a former employee, filed a complaint against us and Brian Altounian and his wife (Timmerman v. WOWIO, Brian Altounian and “Jane Doe” Altounian, Superior Court of the State of Washington), seeking past due wages of $57,096, damages and attorney’s fees. The Company has accrued the amount of past due wages in its financial statements. A judgment was entered into on March 18, 2016 for an amount of $162,475, which includes interest of $14,005. The Company accrued the remaining amount of $91,374 and related interest of $8,529 in accounts payable and accrued expenses as of December 31, 2015.

On March 18, 2016, CBK Consultants, Inc. (“CBK”) filed a Notice of Motion for Summary Judgment in Lieu of Compliant against us (CBK Consultants, Inc. a/k/a CBK, Inc. v. Wowio, Inc., Supreme Court of the State of New York, County of Nassau), seeking the repayment of $450,000 of principal from a promissory note we given CBK along with $20,000 of interest along with costs and attorney fees. We are scheduled to appear in court on April 22, 2016 and we are currently evaluating our options with respect to the Motion for Summary Judgment.

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

	High	Low
Fiscal year ended December 31, 2015
For the quarter ended December 31, 2015	$0.0001	$0.0000
For the quarter ended September 30, 2015	$0.1299	$0.0001
For the quarter ended June 30, 2015	$0.7792	$0.1299
For the quarter ended March 31, 2015	$12.3377	$0.3896

Fiscal year ended December 31, 2014
For the quarter ended December 31, 2014	$298.7013	$7.7922
For the quarter ended September 30, 2014	$1,168.8312	$129.8701
For the quarter ended June 30, 2014	$2,597.4026	$1,168.8312

As of April 14, 2016, there were approximately 307 holders of record of the Company’s common stock.

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

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2015 and 2014 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this document. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors. See “Cautionary Note Regarding Forward Looking Statements” on page 3. We disclaim any intent to update any forward-looking statements to reflect subsequent actual events or developments.

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

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the years ended December 31, 2015 and 2014.

WOWIO’s principal place of business is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, California, 90210.

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

The chief initiatives we intend to undertake within the next year in order to accomplish these near-term business goals include: 1) increase our sales staff by 2-4 people to increase the ad-insertion campaigns on the site, which will increase revenues, traffic and transactions; 2) increase our technical staff by 2-4 people and launch the new wowio.com site, the mobile app and other planned technology development by creating apps and other new technology initiatives in the eBook and digital media areas; 3) increase our content development team by 1 or 2 people to develop and create original content to be published through our Carthay label, increasing our library of content by at least 10 to 15 new titles for exploitation; 4) increase our social media team by 1 or 2 to help build brand awareness across all of the WOWIO-owned sites and to support the marketing/sales efforts of Carthay; and 5) increase our marketing and promotional team by 1 or 2 people to support sales efforts across all platforms. We anticipate overhead expenses to support these efforts to increase to approximately $1.2 million to $2.5 million over the next 12 - 18 months.

We expect to generate future revenue by licensing both our patent rights and our creative intellectual property. We expect to re-launch a multi-channel eBook delivery platform in a newly-designed wowio.com site during the second quarter of 2016. We also anticipate launching our mobile app across various platforms, including the release of our app on the Android operating system at the same time, and the Apple operating system (iOS) and the Microsoft Windows Mobile platforms during the second half of 2016. We also anticipate releasing an enterprise-level mobile ad delivery platform during the second half of 2016. With this new platform, we expect to increase online visibility by connecting to other related sites through Application Programming Interfaces (APIs) that will allow us to engage with the audience of partner sites. With a broader audience reach and more attractive product offering, our goal is to increase our revenues through increased sales of eBooks and ad revenues generated from the expected higher traffic. Through our Carthay subsidiary, we expect to generate increased revenues as we anticipate higher revenue participation as a publisher, earning 30-50% of revenues as opposed to merely a distributor, earning 10-20% of revenues. Finally, we also anticipate increasing revenues through the licensing of our patent, a process we are beginning to undertake as the advertising community has just started to see the eBook distribution channel as a viable alternative to other content distribution outlets.

We are also exploring potential acquisitions of synergistic companies with related product lines or business strategies that could possibly support or enhance our current plan of operations. Our evaluation of these potential acquisition targets would include analysis of their financial information to determine that they would be accretive to our revenue streams and assets. The company engaged in several discussions with acquisition candidates in 2015 although no deals were completed.

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

Advertising

Visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for internet properties. Website advertising revenue is primarily recognized on a flat-fee basis based on cost per thousand impressions (“CPM”). The Company earns CPM revenue from the display of graphical advertisements on its websites. Revenue from flat-fee services is based on a customer’s period of contractual service and is recognized on a straight-line basis over the term of the contract. At the end of March 2014, the Company signed an insertion order for display advertising across all of the Company’s sites with Akyumen Technologies to advertise Akyumen’s proprietary mobile hardware devices. The insertion order provides that Akyumen provide an aggregate of $150,000 (as amended) during the final three quarters of 2014. As of December 2015 and 2014, the Company received $25,000 and $150,000 in advertising revenues from Akyumen related to this order for advertising.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, fair value of common stock and warrants issued, fair value of beneficial conversion features, fair value of derivative liability and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and its belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

Income Taxes

We account for income taxes under the provision of ASC Topic 740. As of December 31, 2015 and December 31, 2014, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2015 and December 31, 2014, respectively, and have not recognized interest and/or penalties in the statements of operations for each of the years then ended. The Company is subject to taxation in the United States, Texas and California.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales decreased by $133,631 or 84% from $159,038 during the year ended December 31, 2014 to $25,407 for the year ended December 31, 2015. Our revenues were from sales of eBooks generated through our website resulting in revenues of $1,573 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2015; advertising revenue which decreased from $152,111 for the year ended December 31, 2014 to $25,407 for the year ended December 31, 2015 and intellectual property sales which decreased from $5,003 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015. Advertising revenue decreased during the year ended December 31, 2015 mainly due to expiration of the insertion order contract entered into with Akyumen Technologies, Inc. Cost of sales decreased from $34,275 for the year ended December 31, 2014, to $4,178 for the year ended December 31, 2015 due to decline of revenue. Our overall gross profit decreased by $103,534 from a gross profit of $124,763 for the year ended December 31, 2014 to a gross profit of $21,229 for the year ended December 31, 2015.

Our total operating expenses were $1,416,561 during the year ended December 31, 2015, a decrease of $981,441 or 41%, as compared to $2,398,002 for the year ended December 31, 2014. General and administrative expenses were $1,220,883 during the year ended December 31, 2015, a decrease of $1,177,119 or 49%, as compared to $2,398,002 for the year ended December 31, 2014. Impairment loss on intangible assets was $195,678 during the year ended December 31, 2015, as compared to $0 for the year ended December 31, 2014. The decrease in general and administrative expenses for the year ended December 31, 2014 resulted primarily from a decrease in consulting and professional fees.

Other expenses decreased by $677,646 from $1,553,244 for the year ended December 31, 2014, to $875,598 for the year ended December 31, 2015. Loss from a change in fair value of derivative liabilities of $227,000 for the year ended December 31, 2014, as compared to gain from a change in fair value of derivative liabilities of $987,000 for the year ended December 31, 2015. Loss on extinguishment of debt of $395,000 for the year ended December 31, 2014, as compared to $623,000 for the year ended December 31, 2015. Interest expense of $931,244 for the year ended December 31, 2014, as compared to $1,264,668 for the year ended December 31, 2015. Other income of $0 for the year ended December 31, 2014, as compared to $9,790 for the year ended December 31, 2015. Gain on settlement of accrued expense of $0 for the year ended December 31, 2014, as compared to $106,654 for the year ended December 31, 2015. Loss on legal settlement of $0 for the year ended December 31, 2014, as compared to $91,374 for the year ended December 31, 2015.

There was no income tax benefit or provision during the years ended December 31, 2015 and 2014.

Liquidity and Capital Resources

We had cash of $13,633 and $552 at December 31, 2015 and December 31, 2014, respectively.

We used cash of $122,189 in our operating activities during the year ended December 31, 2015. Non-cash adjustments included $311,174 related to amortization of prepaid consulting, $623,000 related to loss on debt extinguishment, $403,004 related to amortization of debt discount and debt issuance costs, the change in fair value of derivatives of $(987,000), $333,500 in excess interest expense of derivative liabilities, $250,000 interest expense added to derivative liabilities, $130,060 interest expense added to debt principal, gain on settlement of accrued expenses of 106,654, impairment loss on intangible assets of $195,678 and $271,625 related to the fair value of common stock and preferred stock issued for services. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $439,829 and a decrease in related party payables of $284,043, an increase in acquisition related liabilities of $1,682 and a decrease in prepaid consulting and other current assets of $1,200. We used cash of $895,111 in our operating activities during the year ended December 31, 2014. Non-cash adjustments included $634,310 related to amortization of prepaid consulting, $613,936 related to loss on debt extinguishment, $187,819 related to amortization of debt discount and debt issuance costs, the change in fair value of derivatives of $227,000, and $749,807 related to the fair value of common stock issued for services, offset by interest earned on notes receivables of $18,207. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $628,805 and a decrease in related party payables of $29,653, a decrease in acquisition related liabilities of $74,446 and an increase in prepaid consulting and other current assets of $12,001.

We had cash provided by investing activities of $0 and $4,900 during the year ended December 31, 2015 and 2014, respectively. Cash from investing activities during the years ended December 31, 2015 and 2014 reflect proceeds from repayments of notes receivable of $0 and $4,900, respectively.

Our financing activities provided cash of $135,270 during the year ended December 31, 2015 compared to $889,820 during the same period in 2014. Cash provided by financing activities during the year ended December 31, 2015, reflect net proceeds from the issuance of preferred stock treated as derivative liabilities of $24,000, net proceeds from the issuance of convertible notes payable of $156,500, offset by principal payments on notes payable of $45,230. Cash provided by financing activities during the year ended December 31, 2014, reflect net proceeds from the issuance of notes and convertible notes payable of $1,068,090, net proceeds from the sale of common stock of $115,000, offset by principal payments on notes payable and the revolving loan of $293,270.

As of December 31, 2015, we had an accumulated deficit of approximately $30,800,000. Management anticipates that future operating results will continue to be subject to many of the expenses, delays and risks inherent in the establishment of an early stage business enterprise, many of which we cannot control.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We cannot provide assurance that we will obtain sufficient funding from financing or operating activities to support continued operations or business deployment.

Since our inception we have reported net losses, including losses of $2,270,930 and $3,826,483 during the years ended December 31, 2015 and 2014, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful revenues from operations. At December 31, 2015, our accumulated deficit was approximately $30.8 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wowio, Inc.

We have audited the accompanying consolidated balance sheet of Wowio, Inc. and subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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
Irvine, California April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wowio, Inc.

We have audited the accompanying consolidated balance sheet of Wowio, Inc. and subsidiary (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, since inception, the Company has had recurring operating losses, negative operating cash flows and, at December 31, 2015, had negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HALL & COMPANY Certified Public Accountants and Consultants

Irvine, CA

April 14, 2016

WOWIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current Assets
Cash	$13,633	$552
Current portion of prepaid consulting and other current assets	169,878	312,274
Total Current Assets	183,511	312,826

Prepaid consulting and other assets, net of current portion	-	167,578
Note receivable and accrued interest	-	195,678
Total Assets	$183,511	$676,082

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,490,268	$1,287,413
Acquisition related liabilities	232,853	231,171
Related party payables	677	677
Accrued compensation and related costs	768,248	597,372
Revolving loan	50,000	50,000
Notes payable – related parties	100,902	100,902
Notes payable, net of debt discount of $0 and $15,131	865,000	1,016,099
Derivative liabilities	1,191,000	992,000
Convertible notes payable, net of debt discount of $12,474 and $180,040	540,286	160,575
Total Current Liabilities	5,239,234	4,436,209

Long-term portion of accounts payable and accrued expenses	63,530	-
Total Liabilities	5,302,764	4,436,209

Commitments and contingencies	-	-

Stockholders’ Deficit:
Series A preferred stock, $0.0001 par value;
5,000,000 shares authorized; 4,750,000 and 500,000 shares issued and outstanding, respectively	475	50
Series B preferred stock, $0.0001 par value;
2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Series D preferred stock, $0.00001 par value;
4 shares authorized; 4 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.00001 par value;
20,000,000,000 and 500,000,000 shares authorized; 484,670,610 and 32,285 shares issued and outstanding, respectively	4,847	-
Additional paid in capital	25,631,763	24,725,231
Accumulated deficit	(30,756,338)	(28,485,408)

Total stockholders’ deficit	(5,119,253)	(3,760,127)
Total Liabilities and Stockholders’ Deficit	$183,511	$676,082

See accompanying notes to consolidated financial statements

WOWIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2015	2014
Net sales	$25,407	$159,038

Cost of sales	4,178	34,275

Gross profit	21,229	124,763

Operating expenses:
General and administrative	1,220,883	2,398,002
Impairment loss on intangible assets	195,678	-
Total operating expenses	1,416,561	2,398,002

Operating loss	(1,395,332)	(2,273,239)

Other income (expense):
Other income	9,790	-
Interest expense, net	(1,264,668)	(931,244)
Gain on settlement of accrued expense	106,654	-
Change in fair value of derivatives liabilities	987,000	(227,000)
Loss on legal settlement	(91,374)
Loss on extinguishment of debt	(623,000)	(395,000)
Other expense, net	(875,598)	(1,553,244)

Loss before provision for income tax	(2,270,930)	(3,826,483)

Provision for income tax	-	-

Net loss	(2,270,930)	$(3,826,483)

Basic and diluted net loss per common share	$(0.01)	$(178.85)

Weighted-average number of common shares outstanding - basic and diluted	177,043,426	21,395

See accompanying notes to consolidated financial statements

WOWIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For The Years Ended December 31, 2015 and 2014

	Preferred Series A		Preferred Series D		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2013	500,000	$50	-	$-	17,142	$-	$22,015,748	$(24,658,925)	$(2,643,127)
Common stock issued for cash	-	-	-	-	769	-	115,000	-	115,000
Conversion of convertible notes payable and accrued interest into common stock, net	-	-	-	-	7,449	-	1,014,864	-	1,014,864
Common stock issued for exercise of warrants	-	-	-	-	118	-	22,922	-	22,922
Estimated relative fair value of beneficial conversion features and relative fair value of warrants issued with debt extinguishment	-	-	-	-	-	-	29,990	-	29,990
Loss on default and extension					2,000	-	408,000		408,000
Common stock issued for services	-	-	-	-	3,530	-	917,271	-	917,271
Common stock issued for debt - employees	-	-	-	-	769	-	343,936	-	343,936
Common stock issued for services - employees	-	-	-	-	508	-	72,500		72,500
Reclass of derivative liabilities for conversions of debt					-	-	74,000		74,000
Initial recording of derivative liability	-	-	-	-	-	-	(289,000)	-	(289,000)
Net loss	-	-	-	-	-	-	-	(3,826,483)	(3,826,483)
Balance as of December 31, 2014	500,000	50	-	-	32,285	-	24,725,231	(28,485,408)	(3,760,127)
Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	484,634,780	4,847	260,165	-	265,012
Common stock issued for service	-	-	-	-	3,545	-	31,500	-	31,500
Preferred stock issued for services	250,000	25	-	-	-	-	1,100		1,125
Preferred stock issued for settlement of accrued wages including contributed capital of $39,792	4,000,000	400	4	-	-	-	112,767		113,167
Reclass of derivative liabilities for conversions of debt	-	-	-	-	-	-	501,000		501,000
Net loss	-	-	-	-	-	-	-	(2,270,930)	(2,270,930)
Balance as of December 31, 2015	4,750,000	$475	4	$-	484,670,610	$4,847	$25,631,763	$(30,756,338)	$(5,119,253)

See accompanying notes to consolidated financial statements

WOWIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	(2,270,930)	(3,826,483)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on note receivable	-	(18,207)
Estimated fair value of preferred stock and common issued for services	271,625	749,807
Change in fair value of derivative liabilities	(987,000)	227,000
Excess interest expense of derivative instruments	333,500	-
Interest Expense added to derivative liabilities	250,000	-
Interest Expense added to debt principal	130,060
Gain on settlement of accrued expenses	(106,654)	-
Amortization of prepaid consulting	311,174	634,310
Impairment loss on intangible assets	195,678	-
Loss on extinguishment of debt	623,000	613,936
Amortization of debt discount and debt issuance costs	403,004	187,819
Changes in operating assets and liabilities:
Prepaid consulting and other assets	(1,200)	12,001
Accounts payable and accrued expenses	439,829	628,805
Related party payables	-	(29,653)
Accrued compensation and related costs	284,043	-
Acquisition related liabilities	1,682	(74,446)
Net cash used by operating activities	(122,189)	(895,111)

Cash Flows from Investing Activities
Proceeds from repayment of notes receivable	-	4,900
Net cash provided by investing activities	-	4,900

Cash Flows from Financing Activities
Principal payments on revolving loan	-	(250,000)
Principal payments on notes payable	(45,230)	(43,270)
Proceeds from the issuance of notes payable	-	802,340
Proceeds from the issuance of convertible notes payable	156,500	265,750
Proceeds from the issuance of preferred stock treated as derivative liabilities	24,000	-
Proceeds from the issuance of common stock	-	115,000

Net cash provided by financing activities	135,270	889,820

Net change in cash	13,081	(391)

Cash at beginning of period	552	943

Cash, end of period	$13,633	$552

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Exercise of warrant in settlement of notes/accounts payable	$-	$22,922
Common and preferred stock recorded as prepaid consulting for services	$-	$239,964
Reclass of derivative liabilities to equity for conversions of debt	$501,000	$-
Reassignment of amounts from note payable to convertible notes	$111,300	$-
Conversion of debt and accrued interest for shares of common stock	$265,012	$1,014,864
Debt issuance costs and debt discounts	$583,500	$-
Settlement of accrued expenses through issuance of shares of preferred and common stock	$113,167	$343,936
Issuance of convertible debt for settlement of accrued expense	$40,000	$-
Reclassification of additional paid in capital to derivative liability	$-	$74,000
Initial recording of derivative liability	$-	$289,000
Debt discount associated with derivative liabilities	$236,328	$261,750
Transfer of debt and accrued interest between private parties	$-	$110,947

See accompanying notes to consolidated financial statements

WOWIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2015 and 2014

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

Basis of Presentation

These consolidated financial statements have been prepared using the basis of U.S. GAAP. The consolidated financial statements as of December 31, 2015 and December 31, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with U.S. GAAP. All adjustments are of a normal recurring nature.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. At December 31, 2015 and 2014, there were no uninsured amounts.

During the years ended December 31, 2015 and 2014, one customer accounted for approximately 98% and 94% of revenues respectively (see Note 9)

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the years ended December 31, 2015 and 2014, such costs totaled $1,615 and $96,670, respectively. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes under the provision of ASC 740. As of December 31, 2015 and 2014, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2015 and 2014 and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2015 and 2014. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as warrants outstanding during the period. Common stock equivalents from warrants, preferred stock and convertible notes payable were 12,003,953,065 and 94,497 for the years ended December 31, 2015 and 2014, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

Certain of the Company’s embedded conversion features on debt, preferred stock and warrants with potentially insufficient authorized shares to settle outstanding contracts in the future are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features and warrants with potentially insufficient authorized shares to settle outstanding contracts in the future using the Black-Scholes Merton option pricing model (“Black-Scholes”) (see Note 7). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at December 31, 2015 and 2014.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s revenues since inception have been nominal. Additionally, since inception, the Company has had recurring operating losses and negative operating cash flows and at December 31, 2015 and 2014, had negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - INTANGIBLE ASSET

On October 13, 2010, the Company entered into a secured note receivable with Top Cow Productions (“TCP”) for $175,000. Terms of the note required interest at the rate of 10% per annum and equal monthly installments of principal over twelve months beginning in May 2011 through April 2012. The note was secured by certain assets of TCP and individually by two owners of TCP. As of December 31, 2015 and 2014, the balance of the note receivable was $0 and $195,678, respectively, including accrued interest receivable of approximately $0 and $62,678, respectively.

·	The Company held a security interest in the assets of TCP;

·	The Company received payments of $5,500 from TCP during 2013 and $4,900 during 2014; and

·	In 2013, the Company entered into an agreement with TCP in which TCP provided to the Company certain assets, including ownership of two separate 4 book comic book series and screenplay. The Company receives 70% of the future net revenues derived from these assets, with TCP retaining the remaining 30% as a participation fee.

·	In January 2015, TCP provided the Company a feature film script, and fulfilled its obligations under the note receivable.

The Company has capitalized the costs of bringing this production to market in accordance with ASC 926, “Entertainment – Films.” Due to lack of development of the feature film script, the Company recorded an impairment loss on intangible assets of $195,678 as the carrying value of the intangible assets was determined to be unrecoverable as of December 31, 2015.

NOTE 5 - ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $82,853 was still outstanding as of December 31, 2015 and December 31, 2014), including $794,518 of amounts owed to Brian Altounian (which was fully paid or settled as of December 31, 2014) the Company’s former CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

Drunk Duck

On May 5, 2010, Wowio Texas entered into an asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of December 31, 2015, Platinum retained ownership of 6.5% of the assets, as a result of amounts owed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of December 31, 2015 and 2014.

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

NOTE 6 - NOTES PAYABLE

Revolving Loan

In connection with a credit agreement (“Revolving Loan”) with TCA Global Credit Master Fund, LP (“TCA”), the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant had an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. The Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause, with $60,000 still outstanding as of December 31, 2015 and 2014.

The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at December 31, 2015. The amount of principal due as of December 31, 2015 and 2014 was $50,000, and $60,000 in warrant liabilities. Accrued interest and fees related to the Revolving Loan of $27,797 and $18,797 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Notes Payable – Related Parties

During 2011, the Company issued an aggregate of $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at December 31, 2015 and 2014 was $100,902. In August 2014, $11,668 in principal and $655 in interest was satisfied by a third party for shares of the Company's common stock (See Note 8). Accrued interest of $18,257 and $7,458 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.

On January 17, 2012 and June 15, 2012, the Company issued $10,000 and $1,000, respectively, of notes payable to one employee. The notes matured on June 15, 2013 and accrue interest of 8% per year. In August 2014, the outstanding principal of $10,000 and interest of $1,961 was satisfied by a third party for shares of the Company's common stock (See Note 8). There were no amounts due at December 31, 2014.

Notes Payable

Notes payable consist of the following at:

	December 31, 2015	December 31, 2014
Secured note payable to an individual, 15 % interest rate, entered into in December 2011, due on demand, as amended	15,000	100,000
Secured note payable to an individual, 12% interest rate, entered into in September 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	25,000	25,000
Note payable to an individual, 12% interest rate, entered into in November 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	50,000	50,000
Note payable to an individual, flat interest of $20,000, entered into in April 2014, due on demand	450,000	450,000
Note payable to an individual, non-interest bearing, entered into in August 2014, was paid off in January 2016	35,000	35,000
Notes payable to various individuals, 12% interest rate, entered into from August 2013 to January 2014, due on demand	5,000	16,000
Secured note payable to an individual, 12% interest rate, entered into in January 2014, was paid off in January 2016	260,000	299,366
Note payable to an individual, 8% interest rate, entered into in November 2014, due on demand	20,000	20,000
Note payable to an individual, 8% interest rate, entered into in October 2014, was paid off in January 2016, net of discount of $0 and $6,667, respectively	5,000	3,333
Note payable to an individual, flat interest of $9,000, entered into in December 2014, due on demand, net of discount of $0 and $7,830, respectively	-	17,400
	$865,000	$1,016,099

Less current portion	(865,000)	(1,016,099)

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

In January 2014, the Company issued a secured promissory note to an individual in the amount of $300,000. The note bears interest at 12% annually, with interest of $60,647 as of December 31, 2015, due on demand. During year ended December 31, 2015, $20,000 of the note was assigned to a third party as convertible notes. See note 7 for discussion of loss an debt extinguishment.

In connection with this note, the Company issued the holder of the note a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. The relative fair value of the warrant of $15,190 was treated as a discount and was amortized over the life of the note. During the year ended December 31, 2015 and 2014, the Company amortized $634 and $14,556 respectively to interest expense in the accompanying consolidated statement of operations.

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

In June 2014, the Company amended certain notes payable to allow the note holders to convert any unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share, which was above the current market price of $0.01 per share. Accordingly, the Company recorded a beneficial conversion feature of $200,031 to be amortized over the life of the related notes payable. As of December 31, 2015 and 2014, an aggregate of $0 and $212,000 in principal and $0 and $19,539 in accrued interest were converted into 0 and 356 shares of the Company’s common stock. The Company charged $0 and $200,031 to interest expense during the year ended December 31, 2015 and 2014 in the accompanying consolidated statement of operations related to the amortization of the beneficial conversion feature.

In October 2014, the Company issued a secured promissory note to an individual in the amount of $10,000. The note bears interest at 8% annually, with interest of $745 as of December 31, 2015, due on demand. During year ended December 31, 2015, $5,000 of the note was assigned to a third party as convertible notes.

During the year ended December 31, 2015 and 2014, the Company recorded the relative fair value of warrants and beneficial conversion features of $0 and $48,990, respectively, as debt discount to be amortized over the life of the respective debt instrument. During the year ended December 31, 2015 and 2014, the Company amortized $15,131 and $33,859, respectively, of debt discount to interest expense related to the Company’s notes payable in the accompanying consolidated statements of operations.

Accrued interest related to notes payable of $153,786 and $101,537 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Convertible Notes Payable

Convertible notes payable consist of the following at:

	December 31, 2015		December 31, 2014
Secured convertible note, 8% interest rate, entered into on June 9, 2014, fully converted into common stock		—		—
Secured convertible note, 10% interest rate, entered into on August 1, 2014, due on demand, net of debt discount of $0 and 32,083, respectively		—		22,917
Secured convertible note, 10% interest rate, entered into on August 26, 2014, due on demand, 20% default interest rate, net of debt discount of $0 and $37,102, respectively		57,973		17,898
Secured convertible note, 12% interest rate, entered into on August 29, 2014, due on demand, 24% default interest rate, net of debt discount of $0 and 23,333, respectively		26,728		11,667
Convertible notes, interest rates of 8% to 12%, entered into in September 2014, due on demand		31,500		31,500
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due on demand, 20% default interest rate		3,135		20,500
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due on demand, 24% default interest rate, net of debt discount of $0 and $18,812, respectively		23,650		2,688
Secured convertible note, entered into on November 5, 2014, fully converted into common stock, net of debt discount of $5,812 as of December 31, 2014		—		1,738
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due on demand, 24% default interest rate, net of debt discount of $0 and $38,333, respectively		37,758		11,667
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due on demand, 24% default interest rate		44,000		40,000
Secured convertible note, 12% interest rate, entered into on January 7, 2015, due on demand, 22% default interest rate, net of debt discount of $0		69,908		—
Secured convertible note, 0% interest rate, entered into on February 19, 2015, due on demand, net of debt discount of $0		2,500		—
Secured convertible note, 8% interest rate, entered into on February 4, 2015, due on demand, net of debt discount of $8,134		8,507		—
Secured convertible note, 12% interest rate, entered into on February 20, 2015, due on demand, net of debt discount of $0		45,750		—
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due on demand, net of debt discount of $0		45,750		—
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due on demand		376		—
Secured convertible note, 10% interest rate, entered into on April 20, 2015, due on demand		43,591		—
Secured convertible note, 12% interest rate, entered into on April 20, 2015, due on demand, net of debt discount of $0		70,500		—
Secured convertible note, 12% interest rate, entered into on May 1, 2015, due on demand, net of debt discount of $2,778		23,722		—
Secured convertible note, 8% interest rate, entered into on May 16, 2015, due May 16, 2016, net of debt discount of $1,563		4,938		—
		$540,286		$160,575
Less current portion		(540,286)		(160,575)
	$		$

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,931 of accrued and unpaid interest into 985 shares of the Company’s common stock.

In April 2014, the holder of the remaining convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,390 shares of the Company’s common stock. Subsequently, in August 2014, the note holder reversed his decision and chose to receive his accrued and unpaid interest in cash. As a result, the Company issued the note holder a note payable for approximately $42,000 and cancelled the 236 common shares previously issued (See Note 8).

During the year ended December 31, 2015, various holders of convertible notes payable converted $257,691 in principal and $7,321 of accrued and unpaid interest into 484,634,780 shares of the Company’s common stock.

In June 2014, the Company entered into a convertible promissory note in the principal amount of $37,500 that bore interest at 8%, was due March 2015, which allowed the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined) after 180 days. In December 2014, note holder converted $12,935 in principal into 2,098 shares of the Company’s common stock. In January 2015, note holder converted remaining balance of $24,565 in principal and $500 in accrued interest into 8,346 shares of the Company’s common stock.

During the year ended December 31, 2015 and 2014, the Company entered into an aggregate of approximately $327,500 and $409,594, respectively (net cash of $156,500 and $265,750, respectively) in convertible promissory notes bearing interest at rates between 8% and 12%, due on various dates, net of fees approximating $20,500. The convertible notes allow the lender to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a variable conversion price (as defined). Certain of these convertible notes allow the lender to determine the timing of conversion, and as such the embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $217,500 and $251,750 to be recorded (See Note 7). The Company is amortizing the debt discount over the life of the corresponding convertible promissory notes. The amortization of the debt discount for these derivative instruments was $214,284 and $71,710 for the year ended December 31, 2015 and 2014. In connection with the conversion of debt that were treated as derivative instruments, the Company reclassified $501,000 and $74,000 to additional paid-in capital during the year ended December 31, 2015 and 2014.

During the year ended December 31, 2015, the Company was in default on certain convertible notes. Pursuant to the default provisions contained in the respective note agreements, the Company recorded an aggregate of additional interest expense of $130,060, which was added to the outstanding principal balance.

Accrued interest related to convertible notes payable of $62,985 and $8,768 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Revolving Loan and a number of the outstanding related party notes payable, notes payable and convertible notes payable balances are delinquent. The Company is in negotiations with the note holders to amend the terms of the notes.

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

During the year ended December 31, 2015 and 2014, the Company issued an aggregate of $327,500 and $409,594, respectively in principal of convertible notes payable (includes reassignments of debt) at interest rates between 8% and 12% (See Note 6). Such convertible notes contained embedded conversion features in the Company’s own stock and have resulted in an initial derivative liability value of $1,687,000 and $839,000 for the year ended December 31, 2015 and 2014, respectively, which consisted of $623,000 and $225,000, respectively of loss on debt extinguishment, $263,000 and $0, respectively related to the fair value of preferred stock, $0 and $289,000, respectively of settlement of outstanding contracts due to insufficient number of authorized shares, $217,500 and $261,750, respectively of debt discount and $583,500 and $63,250, respectively of excess interest expense.

During years ended December 31, 2015 and 2014, the Company recorded gain (loss) of $987,000 and ($227,000) related to the change in fair value of the warrants and embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2015 and 2014:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Annual dividend yield	0-8%	0%
Expected life (years)	0.01 – 3.30	0.01 – 4.55
Risk-free interest rate	0.16% – 1.31%	0.11% – 1.79%
Expected volatility	365.83%-631.31%	77.92%-361.69%

The level 3 carrying value as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Embedded Conversion Features	$1,191,000	$992,000
Warrants	—	—
	$1,191,000	$992,000
Change in fair value	$(987,000)	$227,000)

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for year ended December 31, 2015 and 2014:

Balance as of January 1, 2014	$-
Issuance of warrants and embedded conversion features	839,000
Extinguishment of derivatives	(74,000)
Change in fair value	227,000
Balance as of December 31, 2014	992,000
Issuance of warrants and embedded conversion features	1,687,000
Extinguishment of derivatives	(501,000)
Change in fair value	(987,000)
Balance as of December 31, 2015	$1,191,000

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

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the years ended December 31, 2015 and 2014, the Company amortized $29,219 in general and administrative expense in the accompanying consolidated statements of operations.

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

On January 27, 2015, the Company issued the former CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital in the accompanying consolidated statement of stockholders’ deficit for the year ended December 31, 2015.

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

On May 11, 2015, the Board of Directors of the Company approved the creation of Series C, D, E and F shares of Preferred Stock.

The Company is authorized to issue 5,300 shares of Series C Preferred Stock (“Series C”) par value of $0.0001 per share. The Series C will, with respect to dividends and liquidation, winding up or dissolution, rank: (a) senior with respect to dividends and pari passu in right of liquidation with the common stock, par value $0.0001 per share; (b) junior to the Series A and B Preferred Stock; (c) senior to any future designation of preferred stock; (d) junior to all existing and future indebtedness of the Company. Commencing on date of issuance, holders of Series C will be entitled to receive dividends on each outstanding share of Series C, which will accrue in shares of Series C at a rate equal to 8% per annum from the issuance date. The Conversion price of the Series C shall mean the lower of (i) $0.004 per share of common stock, or (ii) 70% of the lowest VWAP in the 10 trading days prior to the date of the conversion notice. The Series C PS may be converted at any time after the earlier to occur of the (i) six-month anniversary of the issuance date or (ii) an effective registration statement covering the shares of common stock to be issued pursuant to the conversion notice.

On May 11, 2015, the Company issued a consultant an aggregate of 300 shares of Series C of the Company for service provided. Due to the embedded conversion feature of the Series C, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $28,000 as a derivative liability on date of issuance (see Note 7). The value of the Series C, E, F shares is included in derivative liabilities in the accompanying balance sheet.

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

On May 11, 2015, the Company issued 4 shares of Series D as settlement for $73,167 of accrued wages to Brian Altounian, the Company’s former Chief Executive Officer and Chairman and a beneficial shareholder. No solicitation was made in connection with these transactions and no underwriting discounts were made or given. The Company believes that the issuance of the Series D was a transaction not involving a public offering and was exempt from registration with the Securities and Exchange Commission pursuant to Rule 4(2) of the Securities Act of 1933. Mr. Altounian effectively controls the Company by virtue of the voting rights associated with the Series D Preferred Stock. The valuation of the 4 shares of Series D was $73,167 and was obtained from a valuation specialist, which applied a control premium percentage to the market capitalization value of the Company on the valuation date.

The Company is authorized to issue 10,000,000 shares of Series E Preferred Stock (“Series E”) par value of $0.00001 per share. The holders of Series E are entitled to receive dividends in preference to dividends on common stock. Each share of Series E shall be convertible at par value $0.00001 per share (the “Series E Preferred”), at any time, and/or from time to time, into the number of shares of the Company’s common stock, par value $0.00001 per share equal to the fixed price of the Series E of $2.50 per share, divided by the par value of the Series E, subject to adjustment as may be determined by the Board of Directors from time to time (the “Conversion Rate”). Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series E, the holders of the Series E shall be entitled to be paid out of the assets of the Company an amount equal to $1.00 per share or, in the event of an aggregate subscription by a single subscriber for Series E in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the “Preference Value”), plus all declared but unpaid dividends, for each share of Series E held by them. After the payment of the full applicable Preference Value of each share of the Series E as set forth herein, the remaining assets of the Company legally available for distribution, if any, shall be distributed ratably to the holders of the Company’s Common Stock. Each share of Series E shall have ten votes for any election or other vote placed before the shareholders of the Company. Shares of Series E are anti-dilutive to reverse splits. The conversion rate of shares of Series E, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. The value of the Series C, E, F shares is included in derivative liabilities in the accompanying balance sheet.

On May 11, 2015, the Company issued a consultant 40,000 shares of Series E of the Company for service provided. Each share of Series E preferred stock can be converted into approximately 6.4  shares of common stock. Due to the embedded conversion feature of the Series E, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $88,000 as a derivative liability on date of issuance (see Note 7).

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

On June 29, 2015, the Company issued 1,600 shares of Series F of the Company for cash proceeds of $4,000. Due to the embedded conversion feature of the Series F, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $103,000 as a derivative liability on date of issuance (see Note 7). The value of the Series C, E, F shares is included in derivative liabilities in the accompanying balance sheet.

In July, 2015, the Company issued two individuals an aggregate of 8,000 shares of Series F of the Company for cash proceeds of $20,000. Due to the embedded conversion feature of the Series F, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $44,000 as a derivative liability on date of issuance (see Note 7). The value of the Series C, E, F shares is included in derivative liabilities in the accompanying balance sheet.

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

On June 19, 2012, the Company issued an aggregate of 385 shares of common stock at $3,900.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the years ended December 31, 2015 and 2014, the Company amortized $128,906 and $171,875, respectively, in general and administrative expense in the accompanying consolidated statements of operations.

On January 31, 2013, the Company entered into an agreement with a consultant to provide certain services, including financial management and strategy, establishing strategic partnerships, sales and marketing, business development services, and ongoing strategic business consulting as requested by the Company for a period of one year. In exchange, the Company issued the consultant 246 shares of common stock. The value of the shares was $640,000, which was computed based on 246 shares at $2,600 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0 and $53,333, respectively, in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014.

On February 15, 2013, the Company entered into an agreement with a consultant to provide strategic planning services, business development introductions, and other consulting services to the Company for a period of one year. In exchange, the Company issued the consultant 769 shares of common stock. The value of the shares was $2,000,000, which was computed based on 769 shares at a $2,600.00 per share price. In accordance with relevant accounting guidance, the value of the non-forfeitable shares of common stock was recorded as prepaid consulting to be amortized over the service period of twelve months. The Company amortized $0 and $250,000, respectively, in general and administrative expenses in the accompanying consolidated statement of operations for the years ended December 31, 2015 and 2014.

In May 2013, the Company entered into an agreement with a consultant to provide and arrange investor meetings to communicate key Company fundamentals, technical aspects and operations to potential retail investors and financial advisors, registered representatives and money managers. In exchange, the Company agreed to pay consultant a monthly fee of $8,500 and issue the consultant 38 shares of common stock. Both parties agreed that the consulting services would begin after the Company’s stock is available to retail investors. During June 2014, the Company issued the consultant the 38 shares of common stock with a value of $45,000 based on the current market price and capitalized this amount as part of prepaid consulting and other assets. The Company amortized $19,418 and $25,582 to general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015 and 2014.

In June 2014, the Company entered into an agreement with a consultant to provide business development and strategic business advisory services. In exchange, the Company agreed to pay consultant a monthly fee of $7,500 and issue the consultant 13 shares of common stock. During June 2014, the Company issued the consultant the 13 shares of common stock (see note 8) with a value of $14,964 based on the current market price and capitalized this amount as part of prepaid consulting and other assets. The Company amortized $6,662 and $8,302 to general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015 and 2014.

In October 2014, the Company entered into an agreement with a consultant to provide business development and strategic business advisory services. In exchange, the Company agreed to issue the consultant an aggregate of 6,154 shares of common stock. The shares are to be issued on October 6, 2014, January 1, 2015, April 1, 2015 and July 1, 2015 of 1,538 shares each. The initial 1,538 shares of common stock (see note 8) with a value of $180,000 based on the current market price $117.04 per share was capitalized as part of prepaid consulting and other assets. The Company amortized $84,000 and $96,000 to general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015 and 2014.

In January 2014, holders of certain convertible notes payable converted $220,000 in principal and $35,931 of accrued and unpaid interest into 984 shares of the Company’s common stock (See Note 6).

In March 2014, the Company issued 19 shares of common stock, at a price of $1,315.79 per share, for cash proceeds of $25,000 to a third party investor. Subsequently, in April 2014, the Company issued an additional 19 shares of common stock, at a price of $1,315.79 per share, for additional cash proceeds of $25,000 to the same third party investor.

In April 2014, the holder of certain convertible notes payable converted $200,000 in principal and $41,943 of accrued and unpaid interest into 1,390 shares of the Company’s common stock (See Note 6). Subsequently, in August 2014, the note holder reversed his decision and chose to receive his accrued and unpaid interest in cash. As a result, the Company issued the note holder a note payable for approximately $42,000 and cancelled the 236 common shares previously issued (See Note 6).

In June 2014, the holder of certain notes payable converted $212,000 in principal and $19,539 of accrued and unpaid interest into 356 shares of the Company’s common stock (See Note 6). Based on the fair value of the common stock on the measurement date, the Company recorded an additional $185,231 of interest expense due to the fair value of the shares being in excess of the amount of debt converted.

In July 2014, the Company issued 58 shares of common stock, at a price of $517.24 per share for cash proceeds of $30,000 to a third party investor.

In July and September 2014, the Company issued a total of 508 shares of common stock to employees as compensation for continuing to support the Company’s efforts. The Company recorded $72,500 of compensation expense based on the fair value of the shares on the measurement date in the consolidated statement of operations for the year ended December 31, 2014.

In August 2014, the holder of certain notes payable converted $21,668 in principal and $3,666 in accrued interest into 195 shares of the Company’s common stock (see Note 6). Based on the fair value of the common stock on the measurement date, the Company recorded an additional $63,335 of interest expense due to the fair value of the shares being in excess of the amount of debt converted.

In August 2014, the Company settled $343,936 in accrued expenses owed to its Chief Executive Officer by issuing him 1,000,000 shares of the Company’s common stock based on the fair value of the shares on the measurement date.

During October 2014, the Company issued an aggregate of 673 shares of its common stock, at a price of $52.01 per share for cash proceeds of $35,000 to two different third party investors.

During October 2014, the Company issued 1,538 shares of its common stock to an individual to extend the due dates of an aggregate of $600,000 in notes payable to January 2015 and March 2015 (see Note 6).

During October 2014, the Company issued and aggregate of 462 shares of its common stock to a third party investor in connection with the default provision associated with the note agreement. The Company recorded the aggregate amount of $238,000 as interest expense in the accompanying consolidated statement of operations (see Note 6).

During October, November and December 2014, the holders of certain notes payable converted $53,494 in principal and accrued and unpaid interest into 4,760 shares of the Company’s common stock (See Note 6).

During the year ended December 31, 2014, the Company issued an aggregate of 1,941 shares of its common stock to various individuals for consulting and other services rendered and for the conversion of various amounts due approximating to $677,000.

During year ended December 31, 2015, various holders of convertible note payable converted $257,691 in principal and $7,320 of accrued and unpaid interest into 484,634,780 shares of the Company’s common stock (see Note 6).

During the year ended December 31, 2015, the Company issued an aggregate of 3,545 shares of its common stock to various individuals for consulting and other services rendered in the aggregate amount of $31,500.

Reverse Stock Splits

In January 2014, the Company effected a one-for-ten reverse stock split of the Company’s outstanding shares of common stock (effective January 21, 2014) and of the Company’s outstanding shares of Series A Preferred Stock (effective January 22, 2014). The accompanying consolidated financial statements have been updated to reflect the effect of these reverse stock splits.

On June 3, 2015, the board of directors of the Company approved a 1,300 to 1 reverse stock split of shares of common stock. The reverse stock split was approved by the Financial Industry Regulatory Authority on July 7, 2015. All fractional shares were rounded up, shares of common stock and per share data issued prior to July 2015, have been retroactively restated to reflect the impact of the reverse stock split for all periods presented.

Warrants

The following represents a summary of all common stock warrant activity:

	Outstanding Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2013	938	$208	$2,250,002
Grants	—	—
Exercised	(118)	195
Cancelled/Expired	—	—

Outstanding at December 31, 2014	821	$208	$163,297
Grants	—	—
Exercised	—	—
Cancelled/Expired	—	—

Outstanding and exercisable at December 31, 2015 (2)	821	$208	$-

(1)	Represents the difference between the exercise price and the estimated fair value of the Company’s common stock at the end of the reporting period.

(2)	The common stock warrants outstanding and exercisable as of December 31, 2015 and 2014 have a weighted-average contractual remaining life of 2.9 years and 3.9 years, respectively.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000 (See Note 6). In connection with this note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. As of December 31, 2015 and 2014, all of these preferred stock warrants are outstanding.

In February 2014, the Company entered into a waiver and amendment #2 to a secured note (See Note 6), at which time the note holder used $22,922 in accrued and unpaid interest on the secured note to exercise warrants to purchase 118 shares of the Company’s common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company was party to a management fee agreement with Alliance Acquisition Corp. (“Alliance”). At December 31, 2015, Brian Altounian (“Altounian”), former CEO, owned approximately 34% of Alliance. Alliance provided the Company with general business support services, including, but not limited to, the following: providing executive and administrative level support, general office support, investor relations assistance, human resource assistance, financial and accounting assistance, legal support, office equipment and office space. From time to time Alliance would advance the Company capital and pay expenses on behalf of the Company. Additionally, from time to time, the Company would advance Alliance capital and pay expenses on behalf of Alliance. The monthly fee was $5,000 for the period from November 2011 through June 2013. Based on the decline in business and required support by the Company, the management fee was terminated effective July 1, 2013.

The following table summarizes the activity between the Company and Alliance:

Management fee payable – December 31, 2013	$30,330
Management fee	—
Advances to/payments on behalf of the Company	—
Payments to/on behalf of Alliance	(29,653)

Management fee payable - December 31, 2014	$677
Management fee	—
Advances to/payments on behalf of the Company	—
Payments to/on behalf of Alliance	—

Management fee payable - December 31, 2015	$677

Alliance and Altounian have ownership interests in Akyumen Technologies, Corp. (“Akyumen”). At December 31, 2015 and December 31, 2014, Alliance and Altounian owned less than 1% of Akyumen individually and collectively. During the year ended December 31, 2015, Akyumen provided certain software development and technology related services to the Company for $250,000. Such costs were expensed to general and administrative expense in the accompanying consolidated statement of operations. In addition, Akyumen engaged the Company for an advertising campaign on the Company’s websites. The advertising campaign was for $150,000 for the period April 1, 2014 through June 30, 2015. The Company recorded $25,000 and $150,000 in advertising revenue for the years ended December 31, 2015 and 2014, respectively in the accompanying consolidated statements of operations.

During the year ended December 31, 2015, the Company received $100,000 from Akyumen as an advance on a potential future investment into the Company. Such amounts are due on demand and are non-interest bearing, if the potential investment is not consummated. During the period from January 1, 2016 through April 13, 2016, Akyumen advanced on additional $514,000.

On January 27, 2015, the Company issued the former CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital in the accompanying consolidated statement of stockholders’ deficit for the year ended December 31, 2015.

On May 11, 2015, the Company issued 4 shares of Series D as settlement for $73,167 of accrued wages to Former CEO (see Note 8).

In June 2014, the Company entered into an agreement with a Mr. Robert Estareja to provide business development and strategic business advisory services. In exchange, the Company agreed to pay Mr. Robert Estareja a monthly fee of $7,500 and issue the consultant 13 shares of common stock. During June 2014, the Company issued the Mr. Robert Estareja the 13 shares of common stock (see note 8) with a value of $14,964 based on the current market price and capitalized this amount as part of prepaid consulting and other assets. The Company amortized $6,662 and $8,302 to general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

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

Employment Agreements

On September 15, 2015, the Company entered into an employment agreement with Mr. Robert Estareja as Chief Executive Officer, which expires in September 2017, with an automatic renewal period of two years unless otherwise terminated. The employment agreement requires annual base salary payments of $300,000 per year. In addition, the executive is entitled to bonuses in amounts based on various factors, including but not limited to the Company’s financial performance, amount of financing received and producer fee credits. Pursuant to the agreement, if the executive is terminated without cause, he is entitled to receive an amount equal to six months of his annual base salary.

On September 15, 2015, the Company entered into an employment agreement with Mr. Brian Altounian as Executive, which expires in September 2017, with an automatic renewal period of two years unless otherwise terminated. Mr. Altounian will serve as the chairman of the Board of Directors of the Company and provide advisory services to the CEO. The employment agreement requires annual base salary payments of $180,000 per year. In addition, the executive is entitled to bonuses solely at the discretion of the Board of Directors. Pursuant to the agreement, if the executive is terminated without cause, he is entitled to receive an amount equal to six months of his annual base salary.

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

Legal

In October 2013, a former employee filed a complaint against the Company and its CEO, seeking past due wages of $57,096, damages and attorney’s fees. The Company has accrued the amount of past due wages in its consolidated financial statements. A judgment was entered into on March 18, 2016 for an amount of $162,475, which includes interest of $14,005. The Company accrued the remaining amount of $91,374 and related interest of $8,529 in accounts payable and accrued expenses as of December 31, 2015.

On March 18, 2016, CBK Consultants, Inc. (“CBK”) filed a Notice of Motion for Summary Judgment in Lieu of Compliant against us (CBK Consultants, Inc. a/k/a CBK, Inc. v. Wowio, Inc., Supreme Court of the State of New York, County of Nassau), seeking the repayment of $450,000 of principal from a promissory note we given CBK along with $20,000 of interest along with costs and attorney fees. The Company has accrued such costs and they are included in notes payable and accrued expenses.

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 11 - INCOME TAXES

The Company is subject to taxation in the United States and California. The Company does not have any income tax provision for the years ended December 31, 2015 and 2014 due to current and historical losses.

The provision for income taxes using the statutory federal income tax rate of 34% as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2015	2014
Federal tax benefit at statutory rate	$(560,000)	$(1,301,000)
State tax benefit, net	-	-
Common stock issued for services	11,000	25,000
Loss on extinguishment of debt	212,000	134,000
Other differences	1,000	4,000
Change in valuation allowance	336,000	1,138,000

Provision for income taxes	$-	$-

At December 31, 2015 and 2014, the Company had a net deferred tax asset of approximately $9,306,816 and $8,973,000, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating loss carryforwards	$8,224,000	$7,584,000
Stock-based compensation	-	-
California franchise tax	(82,000)	(105,000)
Differences in tax basis	856,000	1,285,000
Accrued expenses and other	309,000	209,000

Total deferred tax assets	9,307,0000	8,973,000

Less valuation allowance	(9,307,000)	(8,973,000)

Net deferred income tax asset	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $336,000 and $1,434,000 in 2015 and 2014, respectively.

As of December 31, 2015, the Company has net operating loss carry forwards to offset future federal taxable income of approximately $18,819,000 and state taxable income of approximately $20,644,000, which begin to expire in 2029.

NOTE 12 – WITHHELD PAYROLL TAXES

Since its inception, the Company made several payments to employees for wages that were net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, the Company has recorded $358,477 and $345,214, related to this obligation in accrued compensation and related costs in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively, including estimated penalties and interest.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet date and based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

On July 24, 2015, the Company issued to certain officers and directors of the Company, an aggregate of 1,000,000,000 restricted shares of common stock. The shares were issued for settlement of accrued wages of an aggregate of $20,000 in outstanding obligations held on the books and records of the Company. The Company has the right, but not the obligation, to repurchase 100% of the shares prior to July 31, 2016, and 50% of the shares from August 31, 2016 until July 31, 2017 at the conversion price of $0.00002 per share. On January 15, 2016, the Company determined that such transaction was documented based on post-split shares and a pre-split common stock valuation, which was not the intent of the Company. Accordingly, such transaction has been rescinded and reissued. The shares have been excluded from the number of shares outstanding for all period presented. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares pursuant to the agreement are exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

In January 2016, the Company paid off various notes payable in the total principal amount of $300,000, and a convertible note in principal amount of $2,500.

In January, March and April 2016, various convertible note holders converted total of $8,506 in principal into 201,610,167 shares of common stock.

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

In connection with the reorganization of Hartley Moore Accountancy Corporation (the "Former Auditor") its audit partners joined Hall and Company, Inc. ("Hall"). The Former Auditor resigned as independent registered public accounting firm of the Company, effective February 15, 2016. The Former Auditor has been the Company's auditor since June 17, 2014. As a result of the above, the Board of Directors of the Company, on February 15, 2016, approved the resignation of the Former Auditor effective February 15, 2016, and the engagement of Hall as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2015 effective February 15, 2016. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by the Former Auditor. The Company has not consulted with Hall for the fiscal year ended December 15, 2015, and the interim period ending February 15, 2016 regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company's financial statements, and neither written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

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

Management, with the participation of our Chief Executive Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2015:

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

Changes in internal controls

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our directors and executive officers. Each director serves until he or she is removed or resigns, or a successor is elected. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position
Brian Altounian	52	Treasurer and Chairman of Board of Directors
Robert H. Estareja	51	Chief Executive Officer, President
Zachary Pennington	40	Director

Biographical information for our directors and executive officers is as follows:

Brian Altounian. Brian Altounian has served as our President , Chief Executive Officer, and Chairman of the board of directors since June 11, 2010 and as President since July 1, 2009. On September 16, 2015, Mr. Altounian resigned from his position as our Chief Executive Officer. Since July 2009, Mr. Altounian has also served as a director and Chief Executive Officer of Alliance Acquisitions, Inc. (“Alliance”). Mr. Altounian devotes approximately 5% of his business time to Alliance, and 95% of this business time to the Company. Alliance provides management consulting advisory services to a small number (5) of startup companies. Mr. Altounian, through Alliance, provides those advisory services on an as-needed basis. Mr. Altounian’s background includes business development, finance, operations and administration. He has applied these skills to a variety of start-up companies, Fortune 100 companies, and public and private organizations. From January 2006 through June 30, 2009, he was Chief Operating Officer and President of Platinum Studios, Inc. (OTCBB: PDOS), a publicly traded entertainment company that controls an international library of comic book characters, which it adapts, produces and licenses for all forms of media. Mr. Altounian sat on the board of directors of Platinum Studios from November 2007 through May 15, 2011.

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

Robert H. Estareja. Robert H. Estareja has served as our President since February 1, 2015. On September 16, 2015, Robert Estareja replaced Brian Altounian as our Chief Executive Officer. Mr. Estareja has been the principal of Navitus Holdings Inc., a boutique mergers & acquisitions, corporate finance advisory firm from April 2010 to present. He is highly skilled at developing acquisition programs to increase revenue and build assets. His success comes from being professional and intuitive with the goal of “adding value” to his clients. Being an effective negotiator and closer has accomplished several financial goals for his clientele. Robert has been in the investment banking world for over 28 years with an emphasis on Mergers & Acquisitions and corporate finance, where he has participated in numerous deals ranging from small structured finance transactions to micro-cap mergers and acquisitions. Robert has been a trusted advisor to CEOs and CFOs of large and small cap companies as well as start-up and emerging businesses around the globe while forging a prominent reputation based on honesty, integrity and mutual respect. He brings a solid base of established personal contacts with major banks, insurance companies, pension funds, venture capitalists and wealthy private investors. Mr. Estareja was an advisor to a diversified, international investment management group with over $13 billion assets under management, where he spearheaded the group’s technology investments, strategic relationships and corporate development activities, a REIT that has over $3 billion in assets and a diversified insurance enterprise with over $1.3 billion in assets where he was engaged to increase revenues and build assets through mergers & acquisitions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and any transactions in our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the years ended December 31, 2015 and 2014, for (i) our Chief Executive Officer, Robert H. Estareja, and (ii) our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2015 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards($)		All Other Compensation ($)		Total ($)
Robert H. Estareja (1)	2015	20,000	-	1,125		-		21,125
Chief Executive Officer	2014	-	-	-		-		-

Brian Altounian (2)	2015	120,311	-	113,167	(7)	-		233,478
Former Chief Executive Officer	2014	193,474	-	343,936	(5)	9,600	(4)	547,010

Jacob Morris (3)	2015	-	-	-		-		-
Former Chief Operating Officer	2014	147,792	-	65,000	(6)	-		212,792

(1) On September 16, 2015, Robert Estareja replaced Brian Altounian as our Chief Executive Officer. His base salary is $300,000 per year.

(2) Mr. Altounian was appointed as our Chief Executive Officer on June 11, 2010. His base salary is $300,000 per year (as amended). These amounts represent the portion of his base salary that was paid during the 2014 and 2013 fiscal years. The remaining amounts payable under Mr. Altounian’s employment agreement were accrued. The Company currently has no plans or arrangements with respect to when and how such accrued compensation will be paid. On September 16, 2015, Mr. Altounian resigned from his position as our Chief Executive Officer.

  (3) Mr. Morris was appointed as our Chief Operating Officer on February 1, 2012. His base salary is $120,000 per year. This represents the portion of his base salary that was paid during the 2014 and 2013 fiscal years. The remaining amounts payable under Mr. Morris’s employment agreement were accrued. The Company currently has no plans or arrangements with respect to when and how such accrued compensation will be paid. On January 5, 2015, our Board of Directors accepted the resignation of Jacob Morris from his position as our Chief Operating Officer.

(4) Represents amounts paid by the Company on behalf of Mr. Altounian for car allowance and health insurance premiums.

(5) Represents 769 shares of common stock to Mr. Altounian for accrued compensation in the amount of $343,936.

(6) Represents 500 shares of common stock valued at $130 per share. See note 8 to the accompanying consolidated financial statements.

(7) Represents 4,000,000 shares of Series A Preferred Stock for accrued compensation in the amount of $40,000 and 4 shares of Series D Preferred Stock for accrued compensation in the amount of $73,167.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreement with Robert Estareja .

On September 15, 2015, we entered into an employment agreement with Mr. Estareja as our Chief Executive Officer. Unless otherwise terminated, the employment agreement will renew for an additional two-year period following the expiration of the initial two year period. Pursuant to the employment arrangement, Mr. Estareja is entitled to an annual salary of $300,000. Mr. Estareja is eligible to earn a performance bonus in the amount of 25% of his base salary. The bonus is only paid if the aggregate amount of the annual bonuses to be paid to all executives does not exceed 25% of the Company’s net profits for such calendar year. He is also entitled to a portion of any producer or executive fee, if any, that is earned through the production or sale of works developed by the Company (a “Producer Fee Pool Bonus”) so long as he remains employed through December 31st of the year in which the bonus is earned. For the years ended December 31, 2015 and 2014, we paid $0 on behalf of Mr. Estareja for health insurance premiums. In 2015 we provided Mr. Estareja with an automobile allowance of up to $800 per month. If Mr. Estareja’s employment is terminated without cause, we are required to pay him a severance payment equal to six months of his base salary. The agreement includes standard confidentiality and non-disclosure provisions, provisions relating to the assignment to us of patents and inventions and non-solicitation provisions.

Employment Agreement with Brian Altounian.

Mr. Altounian has been employed with us since July 2009. On September 15, 2015, Mr. Altounian resigned as the Company’s Chief Executive Officer but remained on the Board of Directors as its Chairman. The Company entered into a revised employment agreement with Mr. Altounian as its Chairman with an annual salary of $180,000. Mr. Altounian’s revised employment agreement eliminated performance bonuses, employment benefits and auto allowances.

On March 15, 2012, we entered into an employment agreement with Mr. Altounian as our Chief Executive Officer. Pursuant to the CEO employment arrangement, Mr. Altounian was entitled to an annual salary of $200,000 that shall be increased to $225,000 if the Company obtained financing of more than $2,500,000. Mr. Altounian was eligible to earn a performance bonus in the amount of 25% of his base salary. The bonus was only paid if the aggregate amount of the annual bonuses to be paid to all executives does not exceed 25% of the Company’s net profits for such calendar year. He was also entitled to a portion of any producer or executive fee, if any, that was earned through the production or sale of works developed by the Company (a “Producer Fee Pool Bonus”) so long as he remains employed through December 31st of the year in which the bonus was earned. For the years ended December 31, 2015 and 2014, we paid $0 on behalf of Mr. Altounian for health insurance premiums. In 2015 and in 2014, we provided Mr. Altounian with an automobile allowance of up to $800 per month until September 15, after which, this allowance was terminated.

On August 22, 2014, the Company entered into an amendment to its employment agreement, dated March 15, 2012, with Mr. Altounian. Pursuant to the amendment, Mr. Altounian’s base salary was increased from $200,000 to $300,000.

On August 25, 2014, the Company issued 769 shares of common stock to Mr. Altounian for accrued compensation in the amount of $343,936.

On January 27, 2015, the Company issued 4,000,000 shares of Series A Preferred Stock for accrued compensation in the amount of $40,000.

On May 11, 2015, the Company issued 4 shares of Series D Preferred Stock for accrued compensation in the amount of $73,167.

Employment Agreement with Jacob Morris.

Prior to his resignation Mr. Morris had been employed with us since September 1, 2011. On March 29, 2012, we entered into a one year employment agreement with Mr. Morris as our Chief Operating Officer. Mr. Morris’s employment agreement provided an annual salary of $120,000 that was to be increased to $137,500 if the Company obtained financing of more than $2,500,000. Mr. Morris was eligible to earn a performance bonus in the amount of 10% of his base salary. The bonus was to only paid if the aggregate amount of the annual bonuses to be paid to all executive does not exceed 25% of the Company’s net profits for such calendar year. Mr. Morris was also entitled to a Producer Fee Pool Bonus so long as he remains employed through December 31 of the year in which the bonus is earned. If Mr. Morris’ employment was terminated without cause, we were required to pay him a severance payment equal to his monthly base salary for a period beginning on his termination date and ending on the earlier of April 1, 2013 or the sixth-month anniversary of his termination date. In 2012, we paid $1,205 on behalf of Mr. Morris for health insurance premiums.

In July and September 2014, the Company issued Mr. Morris a total of 508 shares of common stock as compensation in amount of $72,500 for continuing to support the Company’s efforts.

On January 5, 2015, our Board of Directors accepted the resignation of Jacob Morris from his position as our Chief Operating Officer.

DIRECTOR COMPENSATION

We do not pay our directors cash fees for serving on our board of directors (the “Board”).

The following table sets forth director compensation for the year ended December 31, 2015 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Brian Altounian	-	-	-	-	-	-	-
Zachary Pennington	-	-	-	-	-	-	-

On October 31, 2012, we entered into an Amended and Restated Board of Directors Services Agreement with Zachary Pennington (the “Services Agreement”). Pursuant to the terms of the Services Agreement, the Company issued 85,000 shares of Series A Preferred Stock and 385 shares of common stock to Mr. Pennington for his services as a director. Mr. Pennington shall remain on the Board of Directors for at least the greater of any period of time: (a) specified in any other agreement or contract defining Mr. Pennington’s role as a member of the Board of Directors; (b) a period of 4 years from the date of the Services Agreement; or (c) so long as Mr. Pennington owns, directly or indirectly, at least 10% of the issued or outstanding equity stock in the Company. If Mr. Pennington resigns or is terminated as a director, all of his shares of Series A Preferred Stock shall be converted into shares of the Company’s common stock. On June 21, 2012, we issued 385 shares of common stock valued at $3,900 per share and 85,000 shares of Series A Preferred Stock valued at $3.00 per share to Zach Pennington as compensation for past performance and for Board services from June 30, 2012 to June 30, 2013 and in October 2012, this Board Agreement was extended to cover services through October 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of April 14, 2016 by:

●	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

●	Each person who beneficially owns outstanding shares of our preferred stock;

●	Each director;

●	Each named executive officer; and

●	All directors and officers as a group.

Name of Beneficial Owner(1)(2)	Number of Shares of Preferred Stock Beneficially Owned(3)	Number of Shares of Common Stock Beneficially Owned	Total Number of Shares Beneficially Owned (2)	Percentage Owned of Preferred Stock	Percentage Owned of Common Stock	Total Percentage Owned (%) (2)
Brian Altounian (4)	4,330,004	750,006,228	750,009,559	91.2%	44.5%	44.5%
Zach Pennington (5)	85,000	778	843	1.8%	0.0%	0.0%
Robert H. Estareja (6)	250,000	250,001,671	250,001,863	5.3%	14.8%	14.8%
All directors and named executive officers as a group 3 individuals)	4,665,004	1,000,008,677	1,000,012,265	98.2%	59.3%	59.3%

*Less than 1%

(1) Except as otherwise indicated, the address of the beneficial owner is c/o WOWIO, Inc., 9107 Wilshire Blvd., Suite 450, Beverly Hills, California, 90210.

(2) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of April 14, 2016, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentage ownership in the following table is based on 1,686,280,777 shares of common stock outstanding as of April 14, 2016 plus, for each individual, any securities that individual has the right to acquire within 60 days of April 14, 2016.

(3) The Series A Preferred Stock votes as a single class with the common stock and entitles the holders to 50 votes for each share of Series A Preferred Stock. If all holders of Series A Preferred Stock consent to any sale, transfer, exchange, distribution or other conveyance whether with or without consideration (a “Transfer”), then the Series A Preferred Stock converts at a rate of 1 share of Series A Preferred Stock equaling 0.00154 shares of common stock (post-split) (2 pre-split). Any Transfer conducted without the consent of all the holders of Series A Preferred Stock, then the Series A Preferred Stock converts at a rate of 1 share of Series A Preferred Stock equaling 0.00077 share of common stock (post-split) (1 pre-split).

(4) Brian Altounian is the trustee of several trusts and is deemed the beneficial owner of the shares owned by the trusts. Mr.Altounian is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 500,000,770 shares of common stock held by Mr. Altounian, (ii) 3,331 shares of common stock issuable upon conversion of 4,330,000 shares of Series A Preferred Stock held by Mr. Altounian, (iii) 3,265 shares of common stock held by The Brian Kenneth and Lora Ball Altounian, Altounian Family Trust dated November 17, 2010 (the “Altounian Family Trust”) for which he serves as a trustee, (iv) 977 shares of common stock held by Alliance Acquisitions, Inc., a company in which Mr. Altounian owns 35% and over which shares Mr. Altounian has shared voting and investment control; (v) 250,000,000 shares of common stock held by Lora Altounian, (vi) 608 shares of common stock held by Gabrielle Altounian, and (vii) 608 shares of common stock held by Jordan Altounian. Mr. Altounian also owns 4 shares Series D Preferred Stock. If at least one share of Series D Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series D Preferred Stock at any given time, regardless of their number, shall have voting rights equal to four times the sum of: (a) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus (b) the total number of shares of Series A, Series, B, Series C, Series E, and Series F Preferred Stock which are issued and outstanding at the time of voting divided by (c) the number of shares of Series D Preferred Stock issued and outstanding at the time of voting.

(5) Zach Pennington is the beneficial owner of 843 shares of common stock, which consists of 778 issued and outstanding shares of common stock, and 65 shares of common stock issuable upon conversion of 85,000 shares of Series A Preferred Stock.

(6) Robert H. Estareja is the beneficial owner of 250,001,863 shares of common stock, which consists of 250,001,671 issued and outstanding shares of common stock, and 192 shares of common stock issuable upon conversion of 250,000 shares of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following describes all transactions since January 1, 2014 and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

On June 29, 2009, the Company (then known as WOWIO, LLC, a Texas limited liability company) purchased from Platinum Studios, Inc. (“Platinum Studios”) 100% of the membership interests of WOWIO, LLC (a Pennsylvania limited liability company) (“WOWIO Penn”), and thereby, all assets, technology, patent claims, and business of WOWIO Penn, including the Wowio.com website, in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000, including $794,518 of amounts owed to Brian Altounian, the Company’s former CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. No such royalty payments have been made or due to date. After we have completed paying the acquisition balance, we will pay Platinum Studios a royalty of 10% of related revenue in perpetuity. Brian Altounian, the Company’s former Chief Executive Officer, was Chief Operating Officer and President of Platinum from January 2006 through May, 2011. With respect to the $794,518 of amounts owed to Brian Altounian assumed in connection with the acquisition, the maximum principal amount owed to Mr. Altounian since January 1, 2011 was $211,442 as of January 1, 2011. As of January 3, 2014, the amount owed to Mr. Altounian is $68,272. Since the acquisition, the Company has been making occasional, irregular payments to Mr. Altounian. No note or other written agreement has been entered into with respect to the outstanding amount due. The amount due is non-interest bearing, and is subject to no regular schedule of payments. The Company makes payments when it has available funds.

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

The Company has notes payable to related parties of $100,902 as of December 31, 2015, consisting of 8 notes issued to 7 former employees for accrued compensation. These notes carry an interest rate between 2.25% and 8.0% and were due between April 2012 and December 2012. These notes are in default.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time we do not have an “independent director” as that term is defined under the rules of the NASDAQ Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees billed or expected to be billed for professional services rendered by Hall & Company CPAs & Consultants, Inc, our current registered public accounting firm, and Hartley Moore Accountancy Corporation (“HM”), our former registered independent public accounting firm, for the years ended December 31, 2015 and 2014:

Fees	December 31, 2015	December 31, 2014
Audit fees	$44,500	$36,750
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$44,500	$36,750

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

Tax Fees. No tax compliance services.

All other fees. No other fees for 2014 or 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Formation and amendments thereto (1)

3.2	Certificate of Amendment to Certificate of Formation (2)

3.3	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock (2)

3.4	Bylaws (1)

10.1	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Brian Altounian dated as of March 15, 2012. (1)

10.2	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Jacob Morris dated as of March 29, 2012. (3)

10.3	Executive Employment Agreement between WOWIO, Inc., d.ba. StudioW and Linda Engelspien dated as of March 29, 2012. (3)

10.4	Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.5	Revolving Note between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.6	Security Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.7	Redeemable Warrant No. 1 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.8	Redeemable Warrant No. 2 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21,2012. (1)

10.9	Redeemable Warrant No. 3 to Purchase Common Stock issued pursuant to a Credit Agreement between WOWIO, Inc. and TCA GLOBAL CREDIT MASTER FUND, LP dated as of August 31, 2012 effective as of September 21, 2012. (1)

10.10	Service Agreement, dated November 1, 2011, between WOWIO, Inc. and Alliance Acquisitions, Inc. (4)

10.11	Master Services Agreement by and between GHH Commerce, LLC and WOWIO, Inc. dated as of November 6, 2012 (3)

10.12	Advertising Publishing Agreement by and between Wowio, Inc. and GHH Commerce dated as of November 26, 2012. (3)

10.13	Advertising Agreement by and between Wowio, Inc. and GHH Commerce dated as of November 26, 2012. (3)

10.14	Amended and Restated Board Services Agreement between Wowio, Inc. and Zachary Pennington, dated as of October 31, 2012. (3)

10.15	Consulting Agreement, dated January 31, 2013 between Wowio, Inc. and Arthur Schwerzel (4)

10.16	Consulting Agreement, dated February 15, 2013 between Wowio, Inc. and Stern & Co. (4)

10.17	Warrant, dated December 15, 2010 (4)

10.18	Warrant, dated December 16, 2010 (4)

10.19	Warrant, dated April 17, 2012 (4)

10.20	Warrant, dated February 9, 2012 (4)

10.21	Warrant, dated December 20, 2011 (4)

10.22	Accounts Receivable Lending Agreement and Promissory Note, dated March 17, 2013 (4)

10.23	Senior Convertible Promissory Note, dated May 25, 2012 (4)

10.24	Senior Promissory Note, dated December 20, 2011 (4)

10.25	Senior Promissory Note, dated July 13, 2012 (4)

10.26	Senior Promissory Note, dated March 8, 2012 (4)

10.27	Senior Convertible Promissory Note, dated June 18, 2012 (4)

10.28	Waiver and Amendment #1 to Senior Promissory Note, dated February 14, 2013, between Wowio, Inc. and David McCarthy (4)

10.29	Purchase Agreement, dated December 12, 2012, between WOWIO, Inc. and Roger Mincheff (5)

10.30	Senior Promissory Note, dated September 10, 2013 (5)

10.31	Senior Promissory Note, dated August 30, 2013 (5)

10.32	First Amendment to Credit Agreement dated November 19, 2013 (6)

10.33	Replacement, Amended and Restated Note (6)

10.34	Employment Agreement between WOWIO, Inc., d.ba. StudioW and Brian Altounian dated as of September 15, 2015*

10.35	Employment Agreement between WOWIO, Inc., d.ba. StudioW and Robert H. Estareja dated as of September 15, 2015*

21.1	List of Subsidiaries (1)

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of principal executive and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

WOWIO, INC.

Dated: April 14, 2016	By:	/s/ Robert H. Estareja
Robert H. Estareja
Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert H. Estareja	Chief Executive Officer	April 14, 2016
Robert H. Estareja	(principal executive, financial and accounting officer)

/s/ Brian Altounian	Chairman	April 14, 2016
Brian Altounian

/s/ Zachary Pennington	Director	April 14, 2016
Zachary Pennington

