Form 10-Q
period 2016-03-31
Wowio, Inc.
filed 2016-05-17
CIK 1559754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of the registrant’s common stock issued and outstanding as of May 12, 2016, was 2,779,957,340

WOWIO, INC.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2016

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

WOWIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash	$6,573	$13,633
Prepaid consulting and other current assets	119,605	169,878
Total Current Assets	$126,178	$183,511

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,325,669	$1,390,268
Acquisition related liabilities	232,853	232,853
Related party payables	614,677	100,677
Accrued compensation and related costs	789,498	768,248
Revolving loan	50,000	50,000
Notes payable – related parties	100,902	100,902
Notes payable	565,000	865,000
Derivative liabilities	1,716,000	1,191,000
Convertible notes payable, net of debt discount of $5,662 and $12,474, respectively	553,932	540,286
Total Current Liabilities	5,948,531	5,239,234

Long-term portion of accounts payable and accrued expenses	63,530	63,530

Total Liabilities	6,012,061	5,302,764

Commitments and contingencies	-	-

Stockholders’ Deficit:
Series A preferred stock, $0.0001 par value; 5,000,000 shares authorized; 4,750,000 and 500,000 shares issued and outstanding, respectively	475	475
Series B preferred stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Series D preferred stock, $0.00001 par value; 4 shares authorized; 4 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.00001 par value; 20,000,000,000 and 20,000,000,000 shares authorized; 1,609,780,777 and 484,670,610 shares issued and outstanding, respectively	16,098	4,847
Additional paid in capital	25,663,428	25,631,763
Accumulated deficit	(31,565,884)	(30,756,338)

Total stockholders’ deficit	(5,885,883)	(5,119,253)
Total Liabilities and Stockholders’ Deficit	$126,178	$183,511

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015
Net sales	$-	$25,407

Cost of sales	-	3,598

Gross profit	-	21,809

Operating expenses:
General and administrative	211,780	436,315
Total operating expenses	211,780	436,315

Operating loss	(211,780)	(414,506)

Other income (expense):
Interest expense, net	(53,766)	(316,317)
Change in fair value of derivatives liabilities	(544,000)	898,000
Loss on extinguishment of debt	-	(458,000)
Other expense, net	(597,766)	123,683

Loss before provision for income tax	(809,546)	(290,823)

Provision for income tax	-	-

Net loss	$(809,546)	$(290,823)

Basic and diluted net loss per common share	$(0.00)	$(3.51)

Weighted-average number of common shares outstanding - basic and diluted	1,379,973,506	82,943

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2016

	Preferred Series A		Preferred Series B		Preferred Series D		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2015	4,750,000	$475	-	$-	4	$-	484,670,610	$4,847	$25,631,763	$(30,756,338)	$(5,119,253)
Conversion of convertible notes payable and accrued interest into common stock	-	-			-	-	125,110,167	1,251	2,665		3,916
Common stock issued for service	-	-			-	-	1,000,000,000	10,000	10,000		20,000
Reclass of derivative liabilities for conversions of debt	-	-			-	-	-	-	19,000		19,000
Net loss	-	-			-	-	-	-	-	(809,546)	(809,546)
Balance as of March 31, 2016	4,750,000	475	-	-	4	-	1,609,780,777	16,098	25,663,428	(31,565,884)	(5,885,883)

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	(809,546)	(290,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Estimated fair value of preferred stock and common issued for services	-	33,025
Change in fair value of derivative liabilities	544,000	(898,000)
Excess interest expense of derivative instruments	-	138,500
Interest Expense added to debt principal	13,250	-
Amortization of prepaid consulting	50,273	149,264
Loss on extinguishment of debt	-	458,000
Amortization of debt discount and debt issuance costs	6,812	138,747
Changes in operating assets and liabilities:		-
Prepaid consulting and other assets	-	(1,200)
Accounts payable and accrued expenses	(44,599)	106,382
Accrued compensation and related costs	21,250	54,873
Net cash provided by (used in) operating activities	(218,560)	(111,232)

Cash Flows from Financing Activities
Principal payments on convertible debt	(2,500)	-
Principal payments on notes payable	(300,000)	(16,820)
Proceeds from the issuance of convertible notes payable	-	127,500
Advances from related party	514,000	-

Net cash provided by financing activities	(211,500)	110,680

Net change in cash	(7,060)	(552)

Cash at beginning of period	13,633	552

Cash, end of period	$6,573	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$73,985	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock issued for settlement of accrued wages	$20,000	$40,000
Reclass of derivative liabilities to equity for conversions of debt	$19,000	$240,000
Reassignment of amounts from note payable to convertible notes	$-	$66,300
Conversion of debt and accrued interest for shares of common stock	$3,916	$152,402
Debt issuance costs and debt discounts	$-	$159,130

See accompanying notes to these condensed consolidated financial statements

WOWIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2016

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

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2015, which has been derived from consolidated audited financial statements and the interim unaudited condensed consolidated financial statements as of March 31, 2016 and 2015 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three months ended March 31, 2016 and 2015 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2016, the condensed consolidated results of its operations for the three months ended March 31, 2016 and 2015, the condensed consolidated statement of stockholder’s deficit for the three months ended March 31, 2016 and condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update was effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption was permitted. Effective on January 1, 2016, the Company adopted ASU 2015-03 and determined there was no impact of this new accounting standard on its consolidated financial statements.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. At March 31, 2016 and December 31, 2015, there were no uninsured amounts.

During the three months ended March 31, 2015, one customer accounted for approximately 98% of revenues. (see Note 8)

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the three months ended March 31, 2016 and 2015, such costs totaled $0 and $540, respectively. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes under the provision of ASC 740. As of March 31, 2016 and December 31, 2015, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of March 31, 2016 and December 31, 2015 and has not recognized interest and/or penalties in the consolidated statements of operations for the three months ended March 31, 2016 and 2015. The Company is subject to taxation in the United States, Texas and California.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as warrants outstanding during the period. Common stock equivalents from warrants, preferred stock and convertible notes payable were 17,243,698,091 and 1,895,235 for the three months ended March 31, 2016 and 2015, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

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

Certain of the Company’s embedded conversion features on debt, preferred stock and warrants with potentially insufficient authorized shares to settle outstanding contracts in the future are treated as derivatives for accounting purposes. The Company estimates the fair value of these embedded conversion features and warrants with potentially insufficient authorized shares to settle outstanding contracts in the future using the Black-Scholes Merton option pricing model (“Black-Scholes”) (see Note 6). Based on these provisions, the Company has classified all conversion features and warrants as derivative liabilities at March 31, 2016 and December 31, 2015.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s revenues since inception have been nominal. Additionally, since inception, the Company has had recurring operating losses and negative cash from operations and at March 31, 2016 and December 31, 2015, had negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - ACQUISITIONS

Wowio, LLC

On June 29, 2009, Wowio Texas entered into a securities purchase agreement (the “Agreement”) with Platinum Studios, Inc. (“Platinum”) pursuant to which Platinum agreed to transfer to the Company, all of the membership interests of Wowio, LLC (a Pennsylvania Limited Liability Company and wholly owned subsidiary of Platinum) (“Wowio Penn”) in exchange for total consideration of $3,150,000, comprised of assumed liabilities of approximately $1,636,000 (of which $82,853 was still outstanding as of March 31, 2016 and December 31, 2015), including $794,518 of amounts owed to Brian Altounian (which was fully paid or settled as of March 31, 2015) the Company’s former CEO, and an additional $1,514,000 to be paid via royalty at a rate of 20% of gross revenues generated from acquired assets. Subsequent to the $1,514,000 being satisfied, such royalty rate shall reduce to 10% of net revenues generated in perpetuity.

Drunk Duck

On May 5, 2010, Wowio Texas entered into an asset purchase agreement with Platinum pursuant to which Platinum agreed to transfer to the Company, all of the ownership interests in the assets, including related websites, of Drunk Duck (the “Duck”) in exchange for total consideration of $1,000,000 in cash of which $350,000 of such amount had been previously paid, $150,000 was due from July 2010 – October 2010 and $500,000 is to be paid in quarterly installments equal to a minimum of 10% of net revenue derived from the purchased assets. As a security interest, Platinum retained a 10% ownership position in the assets, which is being reduced proportionately, as payments are made to Platinum. As of March 31, 2016, Platinum retained ownership of 6.5% of the assets, as a result of amounts owed to Platinum under the purchase agreement. The $150,000 initially due from July 2010 to October 2010 remains outstanding as of March 31, 2016 and December 31, 2015.

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

NOTE 5 - DEBT

Revolving Loan

In connection with a credit agreement (“Revolving Loan”) with TCA Global Credit Master Fund, LP (“TCA”), the Company issued a series of three warrants to TCA (“TCA Warrants”), each to purchase 184,157 shares of common stock, or 1% of the issued and outstanding common stock of the Company at September 21, 2012. Each warrant had an exercise price of $0.01 per share. Each of the TCA Warrants was immediately exercisable upon issuance and had terms of six months, nine months and twelve months, respectively. Each of the TCA Warrants had a mandatory redemption clause, which obligated the Company to redeem the warrant in full by payment of $30,000 each if not exercised by the respective redemption dates through September 21, 2013. The Company recorded $90,000 in accounts payable and accrued expenses with a corresponding reduction to additional paid-in capital related to TCA Warrants in connection with its mandatory redemption clause, with $60,000 still outstanding as of March 31, 2016 and December 31, 2015.

The Revolving Loan contains various covenants, certain of which the Company was not in compliance with at March 31, 2016. The amount of principal due as of March 31, 2016 and December 31, 2015 was $50,000, and $60,000 in warrant liabilities. Accrued interest and fees related to the Revolving Loan of $30,041 and $27,797 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

Notes Payable – Related Parties

During 2011, the Company issued an aggregate of $157,355 of notes payable to employees in lieu of compensation due. The notes matured in December 2012, are now due on demand and accrue interest at a rate of 2.25% per year. The amount of principal due at March 31, 2016 and December 31, 2015 was $100,902. Accrued interest of $18,823 and $18,257 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

Notes Payable

Notes payable consist of the following at:

	March 31, 2016	December 31, 2015
Secured note payable to an individual, 15% interest rate, entered into in December 2011, due on demand, as amended	15,000	15,000
Secured note payable to an individual, 12% interest rate, entered into in September 2013, due on demand with default interest of 17%, 50% satisfied by a third party in 2014	25,000	25,000
Note payable to an individual, 12% interest rate, entered into in November 2013, due on demand with default interest of 17%, due on demand	50,000	50,000
Note payable to an individual, flat interest of $20,000, entered into in April 2014, due on demand	450,000	450,000
Note payable to an individual, non-interest bearing, entered into in August 2014, was paid off in January 2016	-	35,000
Notes payable to various individuals, 12% interest rate, entered into from August 2013 to January 2014, due on demand	5,000	5,000
Secured note payable to an individual, 12% interest rate, entered into in January 2014, was paid off in January 2016	-	260,000
Note payable to an individual, 8% interest rate, entered into in November 2014, due on demand	20,000	20,000
Note payable to an individual, 8% interest rate, entered into in October 2014, was paid off in January 2016	-	5,000
	$565,000	$865,000

Less current portion	(565,000)	(865,000)

Accrued interest related to notes payable of $98,524 and $153,786 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

Convertible Notes Payable

Convertible notes payable consist of the following at:

	March 31, 2016	December 31, 2015
Secured convertible note, 10% interest rate, entered into on August 26, 2014, due on demand, 20% default interest rate	57,973	57,973
Secured convertible note, 12% interest rate, entered into on August 29, 2014, due on demand, 24% default interest rate	25,807	26,728
Convertible notes, interest rates of 8% to 12%, entered into in September 2014, due on demand	31,500	31,500
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due on demand, 20% default interest rate	3,135	3,135
Secured convertible note, 8% interest rate, entered into on November 18, 2014, due on demand, 24% default interest rate	23,650	23,650
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due on demand, 24% default interest rate	37,758	37,758
Secured convertible note, 8% interest rate, entered into on December 15, 2014, due on demand, 24% default interest rate	44,000	44,000
Secured convertible note, 12% interest rate, entered into on January 7, 2015, due on demand, 22% default interest rate	66,913	69,908
Secured convertible note, 0% interest rate, entered into on February 19, 2015, due on demand, net of debt discount of $0, paid off in January 2016	-	2,500
Secured convertible note, 8% interest rate, entered into on February 4, 2015, due in February 2017, net of debt discount of $ 5,662 and $8,134	10,979	8,507
Secured convertible note, 12% interest rate, entered into on February 20, 2015, due on demand	45,750	45,750
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due on demand	45,750	45,750
Secured convertible note, 12% interest rate, entered into on March 16, 2015, due on demand	376	376
Secured convertible note, 10% interest rate, entered into on April 20, 2015, due on demand	43,591	43,591
Secured convertible note, 12% interest rate, entered into on April 20, 2015, due on demand	70,500	70,500
Secured convertible note, 12% interest rate, entered into on May 1, 2015, due on demand, net of debt discount of $0 and $2,778	39,750	23,722
Secured convertible note, 8% interest rate, entered into on May 16, 2015, due on demand, net of debt discount of $0 and $1,563	6,500	4,938
	$553,932	$540,286
Less current portion	(553,932)	(540,286)
	$-	$-

During the three months ended March 31, 2016, various holders of convertible notes payable converted $3,916 in principal into 125,110,167 shares of the Company’s common stock.

During the three months ended March 31, 2016, the Company was in default on certain convertible notes. Pursuant to the default provisions contained in the respective note agreements, the Company recorded an aggregate of additional interest expense of $13,250, which was added to the outstanding principal balance.

Accrued interest related to convertible notes payable of $92,506 and $62,985 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the Revolving Loan and a number of the outstanding related party notes payable, notes payable and convertible notes payable balances are delinquent. The Company is in negotiations with the note holders to amend the terms of the notes.

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

During the three months ended March 31, 2016, the Company reclassified $19,000 of derivative liability to additional paid in capital related to debt conversions and pay off during the period.

During three months ended March 31, 2016 and 2015, the Company recorded gain (loss) of $(544,000) and $898,000 related to the change in fair value of the warrants and embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of March 31, 2016 and 2015:

	For the Three months ended March 31, 2016	For the Three months ended March 31, 2015
Annual dividend yield	0-8%	0%
Expected life (years)	0.12 – 3.30	0.07 – 4.05
Risk-free interest rate	0.16% – 1.31%	0.02% – 1.42%
Expected volatility	365.83%-633.99%	139.52%-446.40%

The level 3 carrying value as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Embedded Conversion Features	$1,716,000	$1,191,000
Warrants	—	—
	$1,716,000	$1,191,000
Change in fair value	$(544,000)	$(987,000)

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for three months ended March 31, 2016:

Balance as of December 31, 2015	1,191,000
Issuance of warrants and embedded conversion features	-
Extinguishment of derivatives	(19,000)
Change in fair value	544,000
Balance as of March 31, 2016	$1,716,000

NOTE 7 - STOCKHOLDERS’ EQUITY

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

On June 19, 2012, the Company issued 85,000 shares of Series A in connection with a consulting agreement entered into with a director. The value of the shares was $255,000 (based on the fair value of the Series A on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three months ended March 31, 2016 and 2015, the Company amortized $7,304 in general and administrative expense in the accompanying consolidated statements of operations.

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

On January 27, 2015, the Company issued the former CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital in the three months ended March 31, 2015.

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

On May 11, 2015, the Board of Directors of the Company approved the creation of Series C, D, E and F shares of Preferred Stock.

The Company is authorized to issue 5,300 shares of Series C Preferred Stock (“Series C”) par value of $0.0001 per share. The Series C will, with respect to dividends and liquidation, winding up or dissolution, rank: (a) senior with respect to dividends and pari passu in right of liquidation with the common stock, par value $0.0001 per share; (b) junior to the Series A and B Preferred Stock; (c) senior to any future designation of preferred stock; (d) junior to all existing and future indebtedness of the Company. Commencing on date of issuance, holders of Series C will be entitled to receive dividends on each outstanding share of Series C, which will accrue in shares of Series C at a rate equal to 8% per annum from the issuance date. The Conversion price of the Series C shall mean the lower of (i) $0.004 per share of common stock, or (ii) 70% of the lowest VWAP in the 10 trading days prior to the date of the conversion notice. The Series C PS may be converted at any time after the earlier to occur of the (i) six-month anniversary of the issuance date or (ii) an effective registration statement covering the shares of common stock to be issued pursuant to the conversion notice. In the event of conversion, the Company shall issue to the holder of such series C Preferred Stock a number of shares of common stock equal to the $1,000 (liquidation value) divided by the conversion price.

On May 11, 2015, the Company issued a consultant an aggregate of 300 shares of Series C of the Company for service provided. Due to the embedded conversion feature of the Series C, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $28,000 as a derivative liability on date of issuance. The value of the Series C, E, F shares is included in derivative liabilities in the accompanying balance sheets.

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

The Company is authorized to issue 10,000,000 shares of Series E Preferred Stock (“Series E”) par value of $0.00001 per share. The holders of Series E are entitled to receive dividends in preference to dividends on common stock. Each share of Series E shall be convertible at par value $0.00001 per share (the “Series E Preferred”), at any time, and/or from time to time, into the number of shares of the Company’s common stock, par value $0.00001 per share equal to the fixed price of the Series E of $2.50 per share, divided by the par value of the Series E, subject to adjustment as may be determined by the Board of Directors from time to time (the “Conversion Rate”). Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series E, the holders of the Series E shall be entitled to be paid out of the assets of the Company an amount equal to $1.00 per share or, in the event of an aggregate subscription by a single subscriber for Series E in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the “Preference Value”), plus all declared but unpaid dividends, for each share of Series E held by them. After the payment of the full applicable Preference Value of each share of the Series E as set forth herein, the remaining assets of the Company legally available for distribution, if any, shall be distributed ratably to the holders of the Company’s Common Stock. Each share of Series E shall have ten votes for any election or other vote placed before the shareholders of the Company. Shares of Series E are anti-dilutive to reverse splits. The conversion rate of shares of Series E, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split. The value of the Series C, E, F shares is included in derivative liabilities in the accompanying balance sheets.

On May 11, 2015, the Company issued a consultant 40,000 shares of Series E of the Company for service provided. Each share of Series E preferred stock can be converted into approximately 6.4   shares of common stock. Due to the embedded conversion feature of the Series E, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $88,000 as a derivative liability on date of issuance (see Note 6).

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

On June 29, 2015, the Company issued 1,600 shares of Series F of the Company for cash proceeds of $4,000. Due to the embedded conversion feature of the Series F, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $103,000 as a derivative liability on date of issuance (see Note 6). The value of the Series C, E, F shares is included in derivative liabilities in the accompanying balance sheets.

In July, 2015, the Company issued two individuals an aggregate of 8,000 shares of Series F of the Company for cash proceeds of $20,000. Due to the embedded conversion feature of the Series F, the Company computed the estimated fair value of the derivative instrument and recorded the initial fair value of $44,000 as a derivative liability on date of issuance (see Note 6). The value of the Series C, E, F shares is included in derivative liabilities in the accompanying balance sheets.

Common Stock

On August 20, 2015, the Board of Directors of the Company amended its Certificate of Foundation to increase the authorized common stock from 5 billion to 20 billion shares.

On June 19, 2012, the Company issued an aggregate of 385 shares of common stock at $3,900.00 per share in connection with a consulting agreement entered into with a director. The value of the shares was $1,500,000 (based on the fair value of the common stock on the measurement date) and was recorded as prepaid consulting to be amortized over the service period of twelve months in accordance with the terms of the contract. On October 31, 2012, the Company modified the terms of the consulting agreement to extend the service period for an additional four years or a total of fifty-five months. During the three months ended March 31, 2016 and 2015, the Company amortized $42,969, in general and administrative expense in the accompanying consolidated statements of operations.

During the three months ended March 31, 2016, various holders of convertible notes payable converted $3,916 in principal into 125,110,167 shares of the Company’s common stock. (see Note 5).

During the three months ended March 31, 2016, the Company issued an aggregate of 1,000,000,000 shares of its common stock to the CEO (250,000,000) and chairman of the board (750,000,000) for reduction of accrued wages in the aggregate amount of $20,000.

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

Warrants

The following represents a summary of all common stock warrant activity:

	Outstanding Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2015	821	$208	$-
Grants	—	—
Exercised	—	—
Cancelled/Expired	(36)	—

Outstanding and exercisable at March 31, 2016 (2)	785	$208	$-

(1)	Represents the difference between the exercise price and the estimated fair value of the Company’s common stock at the end of the reporting period.

(2)	The common stock warrants outstanding and exercisable as of March 31, 2016 and December 31, 2015 have a weighted-average contractual remaining life of 2.6 years and 2.9 years, respectively.

In January 2014, the Company issued a Secured Promissory Note to an individual in the amount of $300,000 (See Note 5). In connection with this note, the Company issued a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock at a price of $1.50 per share with an expiration date of January 2017. As of March 31, 2016 and December 31, 2015, all of these preferred stock warrants are outstanding.

NOTE 8 - RELATED PARTY TRANSACTIONS

Alliance and Altounian have ownership interests in Akyumen Technologies, Corp. (“Akyumen”). At March 31, 2016 and December 31, 2015, Alliance and Altounian owned less than 1% of Akyumen individually and collectively. During the three months ended March 31, 2015, Akyumen provided certain software development and technology related services to the Company for $250,000. Such costs were expensed to general and administrative expense in the accompanying consolidated statement of operations. In addition, Akyumen engaged the Company for an advertising campaign on the Company’s websites. The advertising campaign was for $150,000 for the period April 1, 2014 through June 30, 2015. The Company recorded $25,000 in advertising revenue for the three months ended March 31, 2015, in the accompanying consolidated statement of operations.

In December 2015, the Company received $100,000 from Akyumen as an advance on a potential future investment into the Company. During the three months ended March 31, 2016, the Company received another $514,000 from Akyumen as an advance on a potential future investment into the Company. Such amounts are due on demand and are non-interest bearing, if the potential investment is not consummated. During the period from April 1, 2016 through May 16, 2016, Akyumen advanced on additional $62,500. Such amounts have been included in related party payables in the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015.

On January 27, 2015, the Company issued the former CEO 4,000,000 shares of Series A Preferred Stock of the Company as settlement for $40,000 of accrued wages, which were valued based on the market price of the equivalent number of common shares on the date of issuance of $0.0026 per share, which resulted in a gain on settlement of accrued wages of $39,792, which was recorded as contributed capital for the three months ended March 31, 2015.

On May 11, 2015, the Company issued 4 shares of Series D as settlement for $73,167 of accrued wages to Former CEO (see Note 7).

In January 2016, the Company issued 750,000,000 shares of its common stock to Mr. Altounian for reduction of accrued payroll in amount of $15,000. In January 2015, the Company issued 250,000,000 shares of its common stock to the CEO for reduction of accrued payroll in amount of $5,000.

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

Legal

In October 2013, a former employee filed a complaint against the Company and its CEO, seeking past due wages of $57,096, damages and attorney’s fees. The Company has accrued the amount of past due wages in its consolidated financial statements. A judgment was entered into on March 18, 2016 for an amount of $162,475, which includes interest of $14,005. The Company accrued the remaining amount of $91,374 and related interest of $8,529 in accounts payable and accrued expenses as of March 31, 2016 and December 31, 2015.

On March 18, 2016, CBK Consultants, Inc. (“CBK”) filed a Notice of Motion for Summary Judgment in Lieu of Compliant against us (CBK Consultants, Inc. a/k/a CBK, Inc. v. Wowio, Inc., Supreme Court of the State of New York, County of Nassau), seeking the repayment of $450,000 of principal from a promissory note we given CBK along with $20,000 of interest along with costs and attorney fees. We were scheduled to appear in court on April 22, 2016. An order granting or denying the motion for Summary Judgement has not been filed as of the date of this filing. The Company has accrued such costs and they are included in notes payable and accrued expenses.

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10 – WITHHELD PAYROLL TAXES

Since its inception, the Company made several payments to employees for wages that were net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, the Company has recorded $358,477, related to this obligation in accrued compensation and related costs in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, including estimated penalties and interest.

NOTE 11 - SUBSEQUENT EVENTS

In April and May 2016, various holders of convertible notes payable converted approximately $43,000 in principal and $1,600 in unpaid accrued interest into 1,093,533,706 shares of the Company’s common stock.

In April, a Preferred Stock holder converted 5 shares of Series C Preferred Stock plus its dividend into 76,642,857.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report contains forward-looking statements. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, uncertainty regarding expansion or other corporate transactions and our ability to obtain adequate capital to fund future operations. Forward-looking statements reflect our analysis only as of the filing date of this quarterly report. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

As set forth above, all of the Company’s royalty payment obligations, except with respect to the 10% royalty payment which we will owe in perpetuity to Platinum Studios, are finite. The Company did not make any royalty payments during the three months ended March 31, 2016 and 2015.

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

We are also exploring potential acquisitions of synergistic companies with related product lines or business strategies that could possibly support or enhance our current plan of operations. Our evaluation of these potential acquisition targets would include analysis of their financial information to determine that they would be accretive to our revenue streams and assets. We engaged in several discussions with acquisition candidates in 2015 although no deals were completed.

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

There have been no material changes from the critical accounting polices as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three months ended March 31, 2016 Compared to Three months ended March 31, 2015

The Company has been focusing on establishing a product, customer base and related marketplace. As a result, the Company has only generated minimal amounts of revenue, which, because of their size, can fluctuate without the influence of any specific economic trend. Due to a lack of sufficient operating capital, the Company does not currently have a sales force and does not generate significant revenues. Our net sales decreased by $25,407 or 100% from $25,407 during the three months ended March 31, 2015 to $0 for the three months ended March 31, 2016. Our revenue decreased during the three months ended March 31, 2016 mainly due to expiration of the insertion order contract entered into with Akyumen Technologies, Inc. Cost of sales decreased from $3,598 for the three months ended March 31, 2015, to $0 for the three months ended March 31, 2016 due to decline of revenue. Our overall gross profit decreased by $21,809 from a gross profit of $21,809 for the three months ended March 31, 2015 to a gross profit of $0 for the three months ended March 31, 2016.

Our total operating expenses were $211,780 during the three months ended March 31, 2016, a decrease of $224,535 or 51%, as compared to $436,315 for the three months ended March 31, 2015. The decrease in operating expenses for the three months ended March 31, 2016 resulted primarily from a decrease in consulting and professional fees.

Other expense was 597,766 for the three months ended March 31, 2016, as compared to other expense of $123,683 for the three months ended March 31, 2015. The decrease is the result of a loss from a change in fair value of derivative liabilities of $544,000 for the three months ended March 31, 2016, as compared to gain from a change in fair value of derivative liabilities of $898,000 for the three months ended March 31, 2015. Loss on extinguishment of debt of $0 for the three months ended March 31, 2016, as compared to $458,000 for the three months ended March 31, 2015. Interest expense of $53,766 for the three months ended March 31, 2016, as compared to $316,317 for the three months ended March 31, 2015.

There was no income tax benefit or provision during the three months ended March 31, 2016 and 2015.

Liquidity and Capital Resources

We had cash of $6,573 and $13,633 at March 31, 2016 and December 31, 2015, respectively.

We had cash used in operating activities of $(218,560) during the three months ended March 31, 2016. Non-cash adjustments included $50,273 related to amortization of prepaid consulting, $6,812 related to amortization of debt discount and debt issuance costs, the change in fair value of derivatives of $544,000, $13,250 interest expense added to debt principal. Changes in operating assets and liabilities consist of a decrease in accounts payable and accrued expenses of $(44,599) and increase in accrued compensation and related costs $21,250. We used cash of $111,232 in our operating activities during the three months ended March 31, 2015. Non-cash adjustments included $149,264 related to amortization of prepaid consulting, $138,747 related to the amortization of debt discount and debt issuance costs, excess interest expense of derivative instruments of $138,500, loss on debt extinguishment of $458,000 and estimated fair value of preferred and common stock issued for services offset by gain on change in fair value of derivatives of $898,000. Changes in operating assets and liabilities consist of an increase in accounts payable and accrued expenses of $106,382, a decrease in prepaid consulting and other current assets of $1,200 and increase in accrued compensation and related costs $54,873.

We had cash provided by investing activities of $0 during the three months ended March 31, 2016 and 2015

Our financing activities provided cash of $211,500 during the three months ended March 31, 2016 compared to cash provided of $110,680 during the same period in 2015. Cash used by financing activities during the three months ended March 31, 2016, reflect principal payments on convertible debt of $2,500, principal payments on notes payable of $300,000 offset by advances from related party (AKYUMEN) of $514,000. Cash provided by financing activities during the three months ended March 31, 2015, reflect net proceeds from the issuance of notes and convertible notes payable of $127,500, offset by principal payments on notes payable of $16,820.

As of March 31, 2016, we had an accumulated deficit of approximately $31,600,000. Management anticipates that future operating results will continue to be subject to many of the expenses, delays and risks inherent in the establishment of an early stage business enterprise, many of which we cannot control.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We cannot provide assurance that we will obtain sufficient funding from financing or operating activities to support continued operations or business deployment.

Since our inception we have reported net losses, including losses of $809,546 and $290,823 during the three months ended March 31, 2016 and 2015, respectively. We expect that we will report net losses into the near future, until we are able to generate meaningful revenues from operations. At March 31, 2016, our accumulated deficit was approximately $31.6 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 7, 2013, Steve Timmerman (“Timmerman”), a former employee, filed a complaint against us and Brian Altounian and his wife (Timmerman v. WOWIO, Brian Altounian and “Jane Doe” Altounian, Superior Court of the State of Washington), seeking past due wages of $57,096, damages and attorney’s fees. The Company has accrued the amount of past due wages in its financial statements. A judgment was entered into on March 18, 2016 for an amount of $162,475, which includes interest of $14,005. The Company accrued the remaining amount of $91,374 and related interest of $8,529 in accounts payable and accrued expenses as of March 31, 2016 and December 31, 2015.

On March 18, 2016, CBK Consultants, Inc. (“CBK”) filed a Notice of Motion for Summary Judgment in Lieu of Compliant against us (CBK Consultants, Inc. a/k/a CBK, Inc. v. Wowio, Inc., Supreme Court of the State of New York, County of Nassau), seeking the repayment of $450,000 of principal from a promissory note we given CBK along with $20,000 of interest along with costs and attorney fees. We were scheduled to appear in court on April 22, 2016. An order granting or denying the motion for Summary Judgement has not been filed as of the date of this filing.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During three month ended March 31, 2016, various holders of convertible notes payable converted $3,916 in principal into 125,110,167 shares of the Company’s common stock. During three month ended March 31, 2016, the Company issued an aggregate of 1,000,000,000 shares of its common stock to the CEO (250,000,00) and chairman of the board (750,000,000) for reduction of accrued wages in the aggregate amount of $20,000.

Item 3. Defaults Upon Senior Securities.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as of filing date of the form 10-Q the Company is in default on the notes payable to former employees totaling $100,902, on 6 other notes payable totaling $565,000, on 13 convertible notes totaling $542,954 and on revolving loan $50,000 which are currently due. The Company has not reached agreement with the noteholders on due date extensions.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wowio, Inc.

Date: May 17, 2016	By:	/s/ Robert Estareja
Robert Estareja
Chief Executive Officer (principal executive officer)

